Form 10-Q
period 2007-06-30
RIDGEWOOD ENERGY T FUND LLC
filed 2007-08-08
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File Number 000-52578

RIDGEWOOD ENERGY T FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0141421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 7, 2007 there were 971.6054 shares of membership interest of the registrant outstanding.

Table of Contents

		Page

Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006 and the period April 12, 2006 (Inception) through June 30, 2007	4
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and the period April 12, 2006 (Inception) through June 30, 2007	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submissions of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

	SIGNATURES	19

Part I - Financial Information
Item 1.  Financial Statements

RIDGEWOOD ENERGY T FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$29,528	$63,416
Short-term investment in marketable securities	45,438	50,218
Other current assets	127	289

Total current assets	75,093	113,923
Salvage fund	1,028	1,005
Oil and gas properties - unproved	14,332	—

Total assets	$90,453	$114,928

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$10,672	$26,486
Accrued expenses payable	533	145
Due to affiliates (Note 5)	2	73

Total current liabilities	11,207	26,704

Total liabilities	11,207	26,704

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(959)	(618)

Manager’s total	(959)	(618)

Shareholders:
Capital contributions (1,000 shares authorized; 971.6054 and 972.1054 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	144,529	144,604
Syndication costs	(16,990)	(17,000)
Subscription receivable	(25)	(123)
Deficit accumulated during the exploratory stage	(47,309)	(38,639)

Shareholders’ total	80,205	88,842

Total members’ capital	79,246	88,224

Total liabilities and members’ capital	$90,453	$114,928

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

					For the period April 12, 2006 (Inception) through June 30, 2007

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenue
Oil and gas revenues	$—	$—	$—	$—	$—
Expenses
Dry-hole costs	105	—	9,246	—	41,836
Investment fees to affiliate (Note 5)	—	45	(3)	45	6,541
Management fees to affiliate (Note 5)	650	—	1,286	—	2,864
General and administrative expenses	256	—	583	—	1,095

Total expenses	1,011	45	11,112	45	52,336

Loss from operations	(1,011)	(45)	(11,112)	(45)	(52,336)
Other income
Interest income	948	—	2,101	—	4,068

Net loss	$(63)	$(45)	$(9,011)	$(45)	$(48,268)

Manager Interest
Net loss	$(122)	$—	$(341)	$—	$(959)
Shareholder Interest
Net income (loss)	$59	$(45)	$(8,670)	$(45)	$(47,309)
Net income (loss) per share	$61	$(6,136)	$(8,923)	$(6,136)	$(48,692)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			For the period April 12, 2006 (Inception) through June 30, 2007
	Six months ended June 30,

	2007	2006

Cash flows from operating activities
Net loss	$(9,011)	$(45)	$(48,268)
Adjustments to reconcile net loss to net cash used in operating activities
Dry-hole costs	9,246	—	41,836
Interest earned on marketable securities	(1,496)	—	(1,713)
Changes in assets and liabilities:
Decrease (increase) in other current assets	162	—	(127)
(Decrease) increase in due to affiliates	(37)	45	1
Increase in accrued expenses payable	422	—	533

Net cash (used in) provided by operating activities	(714)	—	(7,738)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(39,392)	—	(45,496)
Salvage fund investments	(23)	—	(1,028)
Proceeds from the sale of marketable securities	51,275	—	51,275
Investment in marketable securities	(44,999)	—	(95,000)

Net cash used in investing activities	(33,139)	—	(90,249)

Cash flows from financing activities
Contributions from shareholders	23	696	144,504
Syndication costs paid	(58)	—	(16,989)

Net cash (used in) provided by financing activities	(35)	696	127,515

Net (decrease) increase in cash and cash equivalents	(33,888)	696	29,528
Cash and cash equivalents, beginning of period	63,416	—	—

Cash and cash equivalents, end of period	$29,528	$696	$29,528

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

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s rights, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation.  The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

At June 30, 2007 and December 31, 2006 amounts recorded in due to operators related to the acquisition of oil and gas property were $10.7 million and $26.5 million, respectively.  Amounts due at December 31, 2006 were paid in 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle).  At the time of transfer a production receivable is recorded.  The Fund has not earned revenue from inception through June 30, 2007.

Upon production, the volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled to.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund.  At June 30, 2007 and December 31, 2006, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes to the asset retirement obligations.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$—	$—
Liabilities incurred	531	139
Liabilities settled	(531)	(139)
Accretion expense	—

Balance - End of period	$—	$—

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.   For the three months and six months ended June 30, 2007 and 2006 and for the period April 12, 2006 (Inception) through June 30, 2007, the Fund has not recorded any asset impairments.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.  At June 30, 2007 and December 31, 2006, the Fund did not have accumulated depletion as production has not yet occurred.

Income Taxes
No provision is made for income taxes in the financial statements.  Because the Fund is a limited liability corporation (“LLC”), the income or losses are passed through and included in the tax returns of the individual shareholders.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents.  At times, bank deposits may be in excess of federal insured limits.  At June 30, 2007 and December 31, 2006, bank balances exceeded federally insured limits by approximately $29.3 million and $38.0 million, respectively.  The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  Held-to-maturity investments at June 30, 2007 of $46.5 million, inclusive of the salvage fund, mature in August and November 2007.

Income and Expense Allocation
Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income, which are allocated 99% to shareholders and 1% to the Manager.

Non-Cash Financing Transactions
Syndication costs of $1 thousand and $30 thousand have been accrued at June 30, 2007 and December 31, 2006, respectively.  Share purchases of $25 thousand and $123 thousand are recorded as subscription receivables at June 30, 2007 and December 31, 2006, respectively.

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

The following table reflects the net changes in unproved properties at June 30, 2007.  There were no properties at December 31, 2006.  At June 30, 2007 and December 31, 2006, the Fund had no capitalized exploratory well costs greater than one year.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of the period	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	14,332	—
Reclassifications to proved properties based on the determination of proved reserves	—	—
Capitalized exploratory well costs charged to dry hole costs	—	—

Balance - End of the period	$14,332	$—

Dry-hole costs are detailed in the table below.

					For the period April 12, 2006 (Inception) through June 30, 2007
	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Green Canyon 246	$120	$—	$9,172	$—	$33,387
West Cameron 109	(15)	—	74	—	8,449

	$105	$—	$9,246	$—	$41,836

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

There have been no distributions made by the Fund.

5.   Related Parties

Ridgewood Energy Corporation, the Manager was paid a one time investment fee of 4.5% of initial capital contributions.  Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.   For the period April 12, 2006 (Inception) through June 30, 2007, investment fees were $6.5 million.  During 2007, one investor, previously subscribed, was not qualified to participate in the Fund resulting in a credit to investment fees of $3 thousand for the six months ended June 30, 2007.  At June 30, 2007 and December 31, 2006 investment fees payable of $1 thousand and $38 thousand, respectively, were included in due to affiliates.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee.  Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund, updated quarterly.  Management fees for the three months and six months ended June 30, 2007 and for the period April 12, 2006 (Inception) through June 30, 2007 were $0.7 million, $1.3 million and $2.9 million, respectively.

The Manager was paid an offering fee of $5.1 million, which approximated 3.5% of capital contributions, directly related of offer and sale of shares of the Fund.  Such offering fee was included in syndication costs (Note 2) of $17.0 million. Of this amount, $30 thousand was included in due to affiliates at December 31, 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  There were no such amounts payable or receivable at June 30, 2007 or December 31, 2006.

In 2006, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees totaling $1.4 million for shares sold of the Fund which is reflected in syndication costs (Note 2).  At June 30, 2007 and December 31, 2006, nil and $5 thousand, respectively, were included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.   Fair Value of Financial Instruments

As of June 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments in marketable securities and salvage fund, approximate fair value.

7.   Commitment and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Fund’s current views with respect to future events and financial performance. These forward-looking statements are subject to certai n risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on the Fund’s behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s critical accounting principles.  No changes have been made to the Fund’s critical accounting policies and estimates since the filing of the Registration Statement on Form 10.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.  The Fund began its operations by offering the Fund’s shares in a private offering on June 15, 2006. As a result of such offering, it raised capital of approximately $144.5 million through the sale of 971.6054 shares of LLC membership interests. After the payment of approximately $23.5 million in offering fees, commissions and investment fees to the Fund’s Manager, affiliates and broker-dealers, the Fund retained approximately $121.0 million available for investment.  Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions.  Since April 2006, the Fund has acquired an interest in five offshore projects in the Gulf of Mexico.  The Fund was notified by its operators that two of its projects had resulted in dry-holes.

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

Business Update

The Fund owns working interests in five offshore blocks and has participated in the drilling of four wells, two of which were determined to be dry-holes.  Another well is scheduled to be drilled in October 2007.

Lease Block	Working Interest	Operator	Off-shore Location in Gulf of Mexico	Drilling Risk (b)	Total Spent 6/30/2007	Status

				(in thousands)
Dry holes (a)
Green Canyon 246	41.7%	Woodside Energy (USA) Inc.	Louisiana	N/A	$33,387	Dry - January 2007
West Cameron 109	22.5%	Nexen Petroleum Offshore U.S.A.	Louisiana	N/A	$8,449	Dry - December 2006
Current projects
West Cameron 75	20.0%	El Paso E&P Company, L.P.	Louisiana	$ 9,625	$10,528	Successful - production expected 1st quarter 2008
Eugene Island 346/347	10.0%	Newfield Exploration Company	Louisiana	$ 3,600	$3,805	Successful May 2007 - production expected in third quarter 2008
West Cameron 76 #12	11.2%	BHP Billiton Petroleum Inc.	Louisiana	$ 1,686	$—	Expected drilling date of October 2007

(a)	Dry-hole costs represent wells that have been drilled but do not have commercially productive oil and/or natural gas reservoirs and have been plugged and abandoned.

(b)

Drilling risk represents the estimated projected dry-hole costs, leasehold costs or sunk costs including promote for project participation per AFE’s adjusted for current operating conditions (ie projected costs overruns, increased drilling rates, etc.)

Results of Operations

The following review of operations for the three months and six months ended June 30, 2007 and 2006 and for the period April 12, 2006 (Inception) through June 30, 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

					For the period April 12, 2006 (Inception) through June 30, 2007

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenue
Oil and gas revenues	$—	$—	$—	$—	$—
Expenses
Dry-hole costs	105	—	9,246	—	41,836
Investment fees to affiliate	—	45	(3)	45	6,541
Management fees to affiliate	650	—	1,286	—	2,864
General and administrative expenses	256	—	583	—	1,095

Total expenses	1,011	45	11,112	45	52,336

Loss from operations	(1,011)	(45)	(11,112)	(45)	(52,336)
Other income
Interest income	948	—	2,101	—	4,068

Net loss	$(63)	$(45)	$(9,011)	$(45)	$(48,268)

Operating Revenues.  From inception of the Fund through June 30, 2007, the Fund has not recorded any operating revenues and is considered an exploratory stage enterprise.

Operating and Other Expenses

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three months and six months ended June 30, 2007 and the period from April 12, 2006 (Inception) through June 30, 2007.

					For the period April 12, 2006 (Inception) through June 30, 2007

	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Green Canyon 246	$120	$—	$9,172	$—	$33,387
West Cameron 109	(15)	—	74	—	8,449

	$105	$—	$9,246	$—	$41,836

Investment Fees. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made.  For the period April 12, 2006 (Inception) through June 30, 2007, investment fees paid were approximately $6.5 million.  In 2007, the Fund was notified by a custodian that an investor whom had committed to purchase 0.5 shares was deemed unqualified to participate, resulting in a reduction in investment fees of $3 thousand for the six months ended June 30, 2007.

Management Fees. The Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry hole costs incurred by the Fund.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees for the three and six months ended June 30, 2007 were $0.6 million and $1.3 million, respectively; and approximately $2.9 million for the period April 12, 2006 (Inception) through June 30, 2007.  There were no management fees for the three and six months ended June 30, 2006.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.  The increase in the 2007 periods is related to an increase in drilling activities.

The following table summarizes general and administrative expenses:

					For the period April 12, 2006 (Inception) through June 30, 2007

	For the three months		For the six months
	ended June 30,		ended June 30,

	2007	2006	2007	2006

	(in thousands)
Accounting and legal fees	$47	$—	$89	$—	$187
Insurance	172	—	418	—	812
Trust fees	36	—	75	—	89
Other	1	—	1	—	7

	$256	$—	$583	$—	$1,095

Other Income. Other income is comprised of interest income and represents interest earned on money market accounts and short-term US Treasury Notes.  Interest income for the three months ended June 30, 2007 was $0.9 million, $2.1 million for the six months ended June 30, 2007, and $4.1 million for the period April 12, 2006 (Inception) through June 30, 2007.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2007 were $0.7 million, primarily related to management fees of $1.3 million, and general and administrative fees of $0.6 million, offset by interest income received of $0.8 million and favorable working capital of $0.3 million, primarily from an increase in accrued expenses.

There were no cash flows from operating activities for the six months ended June 30, 2006. Investment fees of $45 thousand were incurred but not paid at June 30, 2006.

Cash flows used in operating activities for the period April 12, 2006 (Inception) through June 30, 2007 were $7.7 million, related to management fees of $2.8 million, investment fees of $6.5 million and general and administrative fees of $1.1 million partially offset by interest income received of $2.2 million and favorable working capital of $0.5 million, primarily from an increase in accrued expenses.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2007 were approximately $33.1 million.  The Fund made capital expenditures of $39.4 million for oil and natural gas properties, offset by the net of proceeds from the sale of and investment in marketable securities, inclusive of salvage fund, in the amount of $6.3 million.

There were no cash flows from investing activities for the six months ended June 30, 2006.

Cash flows used in investing activities for the period April 12, 2006 (Inception) through June 30, 2007 were approximately $90.2 million.  The Fund made investments in marketable securities of $96.0 million, inclusive of salvage fund, and received approximately $51.3 million from the maturities of those investments.  Additionally, the Fund made capital expenditures of $45.5 million for oil and natural gas properties.

Financing Cash Flows

Cash flows used in financing activities for the six months ended June 30, 2007 were $35 thousand, relating to the payment of $58 thousand of syndication costs offset by capital contributions of $23 thousand.

Cash flows provided by financing activities for the six months ended June 30, 2006 were $0.7 million related to capital contributions from shareholders.

Cash flows provided by financing activities for the period April 12, 2006 (Inception) through June 30, 2007 were $127.5 million of which $144.5 million related to contributions from shareholders offset by payments of $17.0 million of syndication costs.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2007, such estimated capital expenditures to be spent totaled approximately $23.3 million, all of which is expected to be paid out of unspent cash within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

Estimated Capital Expenditures
As of June 30, 2007

	Spent Through June 30, 2007	To be Spent Next 12 Months

	(in thousands)
Projects:
West Cameron 75	$10,528	$5,702
Eugene Island 346/347	3,805	15,175
West Cameron 76 well #12	—	2,470

	$14,333	$23,347

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

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at June 30, 2007 and December 31, 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the

Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of June 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Dated:	August 7, 2007	RIDGEWOOD ENERGY T FUND, LLC

		By:	/s/ ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2007
		By:	/s/ KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)