Form 10-Q
period 2007-09-30
RIDGEWOOD ENERGY T FUND LLC
filed 2007-11-13
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ____________________________

Commission File Number 000-52578

RIDGEWOOD ENERGY T FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0141421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1314 King Street, Wilmington, Delaware 19801
(Address of principal executive offices) (Zip code)

(302) 888-7444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of November 13, 2007 there were 971.6054 shares of membership interest of the registrant outstanding.

Table of Contents

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Unaudited Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and the periods April 12, 2006 (Inception) through September 30, 2006 and September 30, 2007	4
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and the periods April 12, 2006 (Inception) through September 30, 2006 and September 30, 2007	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submissions of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

	SIGNATURES	20

Part I - Financial Information
Item 1. Financial Statements

RIDGEWOOD ENERGY T FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$36,067	$63,416
Short-term investments in marketable securities	25,413	50,218
Other current assets	225	289

Total current assets	61,705	113,923

Salvage fund	1,041	1,005

Oil and gas properties:
Advances to operators for working interests and expenditures	1,438	—
Unproved properties	21,084	—

Total oil and gas properties	22,522	—

Total assets	$85,268	$114,928

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$6,659	$26,486
Accrued expenses payable	133	145
Due to affiliates (Note 5)	83	73

Total current liabilities	6,875	26,704

Total liabilities	6,875	26,704

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(1,082)	(618)

Manager’s total	(1,082)	(618)

Shareholders:
Capital contributions (1,000 shares authorized; 971.6054 and 972.1054 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	144,529	144,604
Syndication costs	(16,990)	(17,000)
Subscription receivable	—	(123)
Deficit accumulated during the exploratory stage	(48,064)	(38,639)

Shareholders’ total	79,475	88,842

Total members’ capital	78,393	88,224

Total liabilities and members’ capital	$85,268	$114,928

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

				For the period April 12, 2006 (Inception) through September 30, 2006	For the period April 12, 2006 (Inception) through September 30, 2007
			Nine months ended September 30, 2007

	Three months ended September 30,
	2007	2006

Revenue
Oil and gas revenue	$—	$—	$—	$—	$—

Expenses
Dry-hole costs	889	—	10,135	—	42,725
Investment fees to affiliate (Note 5)	—	5,662	(3)	5,707	6,541
Management fees to affiliate (Note 5)	642	673	1,928	673	3,506
Other operating expenses	45	—	45	—	45
General and administrative expenses	196	69	779	69	1,291

Total expenses	1,772	6,404	12,884	6,449	54,108

Loss from operations	(1,772)	(6,404)	(12,884)	(6,449)	(54,108)
Other income
Interest income	894	649	2,995	649	4,962

Net loss	$(878)	$(5,755)	$(9,889)	$(5,800)	$(49,146)

Manager Interest
Net loss	$(123)	$(105)	$(464)	$(105)	$(1,082)

Shareholder Interest
Net loss	$(755)	$(5,650)	$(9,425)	$(5,695)	$(48,064)
Net loss per share	$(777)	$(6,666)	$(9,700)	$(6,719)	$(49,469)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2007	For the period April 12, 2006 (Inception) through September 30, 2006	For the period April 12, 2006 (Inception) through September 30, 2007

Cash flows from operating activities
Net loss	$(9,889)	$(5,800)	$(49,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Dry-hole costs	10,135	—	42,725
Interest earned on marketable securities	(1,977)	—	(2,194)
Changes in assets and liabilities:
Decrease (increase) in other current assets	64	(393)	(225)
Increase in accrued expenses payable	22	49	133
Increase in due to affiliates	45	600	83

Net cash used in operating activities	(1,600)	(5,544)	(8,624)

Cash flows from investing activities
Advances to operators	(1,438)	(11)	(1,438)
Capital expenditures for oil and gas properties	(51,046)	(2,955)	(57,150)
Salvage fund investments	(36)	—	(1,041)
Proceeds from the maturity of marketable securities	71,781	—	71,781
Investment in marketable securities	(44,999)	—	(95,000)

Net cash used in investing activities	(25,738)	(2,966)	(82,848)

Cash flows from financing activities
Contributions from shareholders	48	121,594	144,529
Syndication costs paid	(59)	(13,288)	(16,990)

Net cash (used in) provided by financing activities	(11)	108,306	127,539

Net (decrease) increase in cash and cash equivalents	(27,349)	99,796	36,067

Cash and cash equivalents, beginning of period	63,416	—	—

Cash and cash equivalents, end of period	$36,067	$99,796	$36,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
(An exploratory stage enterprise)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy T Fund, LLC (the “Fund”) (an exploratory stage enterprise), a Delaware limited liability company, was formed on April 12, 2006 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of June 15, 2006 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund. Although the date of formation is April 12, 2006, the Fund did not begin operations until June 15, 2006 when it began its private offering of shares.

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

The Manager performs (or arranges for the performance of) the management, administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 7).

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

Exploratory Stage Enterprise
Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, quality and flow of production and the results of reserve reports obtained from experts. On a case by case basis, once a project begins production, management performs diligent analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory stage entity. Based on such analysis, management has determined the Fund continues to be an exploratory stage enterprise.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At September 30, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by $25.9 million and $38.0 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months that are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. Interest income is accrued as earned. At September 30, 2007 the Fund had held-to-maturity investments of $26.5 million, inclusive of the salvage fund, which mature in the fourth quarter of 2007.

Salvage Fund
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

The successful efforts method of accounting for oil and natural gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and natural gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and natural gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

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

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the unit-of-production method.

At September 30, 2007 and December 31, 2006, $6.7 million and $26.5 million, respectively, were recorded in due to operators related to the acquisition of oil and gas property. The balance at December 31, 2006 was paid during the first quarter of 2007.

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

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The following table presents changes to the asset retirement obligations.

	September 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$—	$—

Liabilities incurred	531	139
Liabilities settled	(531)	(139)

Balance - End of period	$—	$—

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund has not earned revenue from inception through September 30, 2007.

Upon production, the volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At September 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. Since inception of the Fund, there have been no impairments recorded.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund has not begun production as of September 30, 2007 and therefore has not recorded depletion.

Income Taxes
No provision is made for income taxes in the financial statements. The Fund is a limited liability corporation, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves. Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.

The following table reflects the net changes in unproved properties at September 30, 2007. There were no properties at December 31, 2006. At September 30, 2007 and December 31, 2006, the Fund had no capitalized exploratory well costs greater than one year.

	September 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of the period	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	21,084	—

Balance - End of the period	$21,084	$—

Dry-hole costs are detailed in the table below.

	For the three months ended September 30,		For the nine months ended September 30,	For the period April 12, 2006 (Inception) through September 30,	For the period April 12, 2006 (Inception) through September 30,
	2007	2006	2007	2006	2007

	(in thousands)
Green Canyon 246	$(18)	$—	$9,154	$—	$33,369
West Cameron 109	(16)	—	58	—	8,433
West Cameron 296	923	—	923	—	923

	$889	$—	$10,135	$—	$42,725

4. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as defined in the LLC Agreement.

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

5. Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred. For the three months ended September 30, 2006 and for the period April 12, 2006 (Inception) through September 30, 2006, investment fees were $5.7 million. For the period April 12, 2006 (Inception) through September 30, 2007, investment fees were $6.5 million. During 2007, one investor, previously subscribed, was not qualified to participate in the Fund resulting in a credit to investment fees of $3 thousand for the nine months ended September 30, 2007. There was no investment fees during the three months ended September 30, 2007. At December 31, 2006 investment fees payable of $38 thousand were included in due to affiliates. At September 30, 2007, there were no such amounts payable.

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the Manager changed its policy regarding the annual management fee. Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund. Management fees for the three months and nine months ended September 30, 2007 and for the period April 12, 2006 (Inception) through September 30, 2007 were $0.6 million, $1.9 million and $3.5 million, respectively. For the three months ended September 30, 2006 and the period April 12, 2006 (Inception) through September 30, 2006, management fees were $0.7 million.

In 2006, the Manager was paid an offering fee of $5.1 million, which approximated 3.5% of capital contributions, to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2) of $17.0 million. Of this amount, $30 thousand was included in due to affiliates at December 31, 2006. At September 30, 2007, there was no such amount payable.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2007 the Fund owed the Manager $83 thousand, which was included in due to affiliates. At December 31, 2006 there were no such amounts were payable or receivable.

In 2006, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees totaling $1.4 million for shares sold of the Fund which is reflected in syndication costs (Note 2). At December 31, 2006, $5 thousand was included in due to affiliates. At September 30, 2007, there were no such amounts payable.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6. Fair Value of Financial Instruments

As of September 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments in marketable securities and salvage fund approximates fair value.

7. Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

8. Subsequent Events

West Cameron 296
In the third quarter 2007, the Fund acquired a 16.67% working interest in West Cameron 296 from Newfield Exploration Company (“Newfield”), the operator. The property began drilling in September 2007 and on November 5, 2007 the Fund was informed by Newfield that the West Cameron 296 lease block did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well or dry hole.

As a result of the dry hole, the Fund concluded that a charge for impairment of its working interest in the West Cameron 296 lease block was required. In addition, the West Cameron 296 well will be plugged and abandoned. The abandonment and impairment resulted in a charge of approximately $0.9 million during the third quarter 2007, with total estimated dry-hole costs approximating $2.7 million. The Fund does not expect this dry hole to result in any significant additional expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect Ridgewood Energy T Fund, LLC’s (the “Fund”) current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on its behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates since the filing of the Registration Statement on Form 10.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering the Fund’s shares in a private offering on June 15, 2006. As a result of such offering, it raised capital of $144.5 million through the sale of 971.6054 shares of LLC membership interests. After the payment of $23.5 million in offering fees, commissions and investment fees to the Fund’s Manager, affiliates and broker-dealers, the Fund retained $121.0 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions.

Ridgewood Energy Corporation (the “Manager”) performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager is paid a onetime investment fee (4.5% of capital contributions) for the evaluation of projects on the Fund’s behalf. For these services, the Manager receives an annual management fee (2.5% of capital contributions, net of cumulative dry-hole costs), payable monthly. The Manager also participates in distributions.

Business Update

The Fund owns working interests in seven offshore blocks and has participated in the drilling of seven wells, three of which were determined to be dry-holes, two that are currently drilling and two that have resulted in commercial discoveries.

Current and Future Drilling

West Cameron 76 Well #12
In April 2007, the Fund acquired an 11.2% working interest in the West Cameron 76 Well #12 project from BHP Billiton Petroleum (Americas) Inc. (“BHP”). BHP is the operator of the project, which is currently scheduled to begin drilling in December 2007. The estimated budget for this property is $4.7 million. There have been no expenditures for this property through September 30, 2007.

Mississippi Canyon 489/490
In the third quarter 2007, the Fund acquired an 8.3% working interest in the exploratory project Mississippi Canyon 489/490 from LLOG Exploration Offshore, Inc. (“LLOG”). LLOG is the operator of the project. Drilling began in September 2007. Through September 30, 2007, the Fund has spent $2.3 million related to this property, for which the total estimated budget is $7.4 million.

Successful Wells

West Cameron 75
In March 2007, the Fund acquired a 20% working interest in the exploratory project West Cameron 75 from El Paso E&P Company, LLP (“El Paso”), the operator. In June 2007, El Paso notified the Fund that the property was deemed to be a commercial discovery. Completion is ongoing and production is expected in the second quarter of 2008. Through September 30, 2007, the Fund has spent $16.4 million related to this property, for which the total estimated budget is $21.9 million.

Eugene Island 346/347
In March 2007, the Fund acquired a 10% working interest in the exploratory project Eugene Island 346/347 from Newfield Exploration Company (“Newfield”), the operator. In June 2007, the well was deemed successful. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. Completion is ongoing and production is expected in the second quarter 2008. Through September 30, 2007, the Fund has spent $3.8 million related to this property, for which the total estimated budget is $6.5 million.

Dry-hole Wells

West Cameron 296
In the third quarter 2007, the Fund acquired a 16.67% working interest in West Cameron 296 from Newfield, the operator. The property began drilling in September 2007 and on November 5, 2007 the Fund was informed by Newfield that the West Cameron 296 lease block did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well or dry hole.

As a result of the dry hole, the Fund concluded that a charge for impairment of its working interest in the West Cameron 296 lease block was required. In addition, the West Cameron 296 well will be plugged and abandoned. The abandonment and impairment resulted in a charge of approximately $0.9 million during the third quarter 2007, with total estimated dry-hole costs approximating $2.7 million. The Fund does not expect this dry hole to result in any significant additional expenditures.

Green Canyon 246
In July 2006, the Fund acquired a 25% working interest in the exploratory project Green Canyon 246 from Marathon Oil Company (“Marathon”), the operator from acquisition date until December 28, 2006. In December 2006, oil was discovered in one reservoir of the well, however, a side-track operation would have to be performed to determine the commercial viability of the well. Marathon elected not to participate in the side-track and forfeited its 40% interest. Woodside Energy (USA) Inc. (“Woodside”) and the Fund elected to proceed, taking over, on a prorated basis, Marathon’s 40% interest. The Fund increased its ownership to 41.7%, and Woodside took over the project as operator. Upon completion of the side-track, on January 24, 2007, the Fund was informed that the exploratory well being drilled did not have commercially productive quantities of either oil or natural gas and had therefore been deemed an unsuccessful well or dry hole. Through September 30, 2007, dry-hole costs related to Green Canyon 246, including plug and abandonment expenses, incurred by the Fund totaled $33.4 million.

Results of Operations

The following review of operations for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and the periods April 12, 2006 (Inception) through September 30, 2006 and September 30, 2007, should be read in conjunction with the Fund’s financial statements and the notes thereto. The following table summarizes the Fund’s results of operations.

				For the period April 12, 2006 (Inception) through September 30, 2006	For the period April 12, 2006 (Inception) through September 30, 2007
			Nine months ended September 30, 2007

	Three months ended September 30,
	2007	2006

	(in thousands)
Revenue
Oil and gas revenue	$—	$—	$—	$—	$—

Expenses
Dry-hole costs	889	—	10,135	—	42,725
Investment fees to affiliate	—	5,662	(3)	5,707	6,541
Management fees to affiliate	642	673	1,928	673	3,506
Other operating expenses	45	—	45	—	45
General and administrative expenses	196	69	779	69	1,291

Total expenses	1,772	6,404	12,884	6,449	54,108

Loss from operations	(1,772)	(6,404)	(12,884)	(6,449)	(54,108)
Other income
Interest income	894	649	2,995	649	4,962

Net loss	$(878)	$(5,755)	$(9,889)	$(5,800)	$(49,146)

Operating Revenue. From inception of the Fund through September 30, 2007, the Fund has not recorded any operating revenue and is considered an exploratory stage enterprise.

Operating and Other Expenses

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

			For the nine months ended September 30, 2007	For the period April 12, 2006 (Inception) through September 30, 2006	For the period April 12, 2006 (Inception) through September 30, 2007

	For the three months ended September 30,
	2007	2006

	(in thousands)
Green Canyon 246	$(18)	$—	$9,154	$—	$33,369
West Cameron 109	(16)	—	58	—	8,433
West Cameron 296	923	—	923	—	923

	$889	$—	$10,135	$—	$42,725

Investment Fees. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee was payable for the service of investigating and evaluating investment opportunities and affecting transactions and was expensed as incurred. For the three months ended September 30, 2006 and the period April 12, 2006 (Inception) through September 30, 2006, investment fees were $5.7 million. For the period April 12, 2006 (Inception) through September 30, 2007, investment fees were $6.5 million. In 2007, the Fund was notified by a custodian that an investor whom had committed to purchase 0.5 shares was deemed unqualified to participate, resulting in a reduction in investment fees of $3 thousand for the nine months ended September 30, 2007. There were no investment fees during the three months ended September 30, 2007.

Management Fees. The Manager receives an annual management fee of 2.5% of total capital contributions, payable monthly, to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing in January 1, 2007, the management fee was reduced by 2.5% of the cumulative dry-hole expenses incurred by the Fund. Management fees for the three and nine months ended September 30, 2007 were $0.6 million and $1.9 million, respectively. Management fees for the three months ended September 30, 2006 and the period April 12, 2006 (Inception) through September 30, 2006 were $0.7 million. Management fees were not incurred until the third quarter of 2006 as a result of the timing of capital contributions. For the period April 12, 2006 (Inception) through September 30, 2007, management fees were $3.5 million.

Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2007 and the period April 12, 2006 (Inception) through September 30, 2007 were $45 thousand related to geological surveys for Mississippi Canyon 490 and Eugene Island 346/347. There were no other operating expenses during 2006.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to well control insurance, production insurance and director and officer liability insurance. The increase in the 2007 periods is related to the timing of the onset of operations for the Fund. The Fund began raising capital in late-June 2006 and did not begin drilling activities until the fourth quarter of 2006.

The following table summarizes general and administrative expenses:

			For the nine months ended September 30, 2007	For the period April 12, 2006 (Inception) through September 30, 2006	For the period April 12, 2006 (Inception) through September 30, 2007

	For the three months ended September 30,
	2007	2006

	(in thousands)
Accounting and legal fees	$43	$49	$132	$49	$230
Insurance	130	14	548	14	942
Trust fees	23	—	98	—	112
Other	—	6	1	6	7

	$196	$69	$779	$69	$1,291

Interest Income. Interest income represents interest earned on money market accounts and short-term US Treasury Notes. Interest income for the three months ended September 30, 2007 and 2006 was $0.9 million and $0.6 million, respectively. The increase was attributable to an increase in the average balances earning interest due to the timing of the capital raise coupled with an increase in average interest rates. For the nine months ended September 30, 2007 and the period April 12, 2006 (Inception) through September 30, 2006, interest income was $3.0 million and $0.6 million, respectively. The increases noted in both periods were attributable to increases in the average balances earning interest due to the timing of the capital raise coupled with an increase in average interest rates. Interest income for the period April 12, 2006 (Inception) through September 30, 2007 was $5.0 million.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2007 were $1.6 million, primarily related to management fees of $1.9 million, and general and administrative expenses of $0.8 million and unfavorable working capital of $0.1 million, partially offset by interest income received of $1.2 million.

Cash flows used in operating activities for the period April 12, 2006 (Inception) through September 30, 2006 were $5.5 million, primarily related to investment fees of $5.7 million, management fees of $0.7 million, partially offset by interest income received of $0.3 million and favorable working capital of $0.6 million.

Cash flows used in operating activities for the period April 12, 2006 (Inception) through September 30, 2007 were $8.6 million, related to investment fees of $6.5 million, management fees of $3.5 million and general and administrative expenses of $1.3 million partially offset by interest income received of $2.7 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2007 were $25.7 million. The Fund made capital expenditures of $51.0 million for oil and natural gas properties, advances to operators of $1.4 million and investments in marketable securities, inclusive of salvage fund, in the amount of $45.0 million. These amounts were partially offset by proceeds from the maturity of marketable securities of $71.8 million.

Cash flows used in investing activities for the period April 12, 2006 (Inception) through September 30, 2006 were $3.0 million principally related to capital expenditures, inclusive of advances to operators, for oil and natural gas properties.

Cash flows used in investing activities for the period April 12, 2006 (Inception) through September 30, 2007 were $82.8 million. The Fund made investments in marketable securities of $96.0 million, inclusive of salvage fund, and received $71.8 million from the maturities of those investments. Additionally, the Fund made capital expenditures of $58.6 million for oil and natural gas properties, inclusive of advances to operators.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2007 were $11 thousand, relating to the payment of $59 thousand of syndication costs offset by capital contributions of $48 thousand.

Cash flows provided by financing activities for the period April 12, 2006 (Inception) through September 30, 2006 were $108.3 million related to capital contributions from shareholders totaling $121.6 million partially offset by syndication cost payments of $13.3 million.

Cash flows provided by financing activities for the period April 12, 2006 (Inception) through September 30, 2007 were $127.5 million related to capital contributions from shareholders totaling $144.5 million partially offset by payments of $17.0 million of syndication costs.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2007, such estimated capital expenditures to be spent totaled $19.7 million, all of which is expected to be paid out of unspent cash within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods. Remaining unspent cash will be reallocated to one or more new unspecified projects.

Lease Block	Spent through September 30, 2007	To be spent next 12 months

	(in thousands)
West Cameron 76 well #12	$—	$4,680
Mississippi Canyon 489/490	2,294	5,146
West Cameron 75	16,423	5,437
Eugene Island 346/347	3,805	2,675
West Cameron 296	923	1,744
Green Canyon 246	33,369	—

	$56,814	$19,682

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, as well as the other working interest owners, the Operator will enter into various contractual commitments pertaining to exploration, development and production activities. Pursuant to the terms of the operating agreement, the Operator has the authority to enter into such contracts and the Fund does not execute or negotiate any such contracts. No contractual obligations exist at September 30, 2007 and December 31, 2006 pursuant to agreements executed directly by the Fund.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Fund’s revenue, future results of operations and financial condition would be adversely impacted.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of September 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for Mississippi Canyon 489/490

10.2	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for West Cameron 296

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 13, 2007			RIDGEWOOD ENERGY T FUND, LLC

		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 13, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)