Form 10-Q
period 2008-03-31
RIDGEWOOD ENERGY T FUND LLC
filed 2008-05-08
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ____________________________

For the transition period from _____ to _____

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

There is no market for the shares. As of May 8, 2008 there are 971.6054 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$8,920	$15,696
Short-term investments in marketable securities	15,143	15,024
Production receivable	2,895	471
Other current assets	351	297

Total current assets	27,309	31,488
Long-term investment in marketable securities	20,116	19,656
Salvage fund	1,060	1,050
Oil and gas properties:
Advances to operators for working interests and expenditures	—	1,068
Unproved properties	7,920	4,202
Proved properties	22,728	20,858
Less: accumulated depletion and amortization	(861)	(82)

Total oil and gas properties	29,787	26,046

Total assets	$78,272	$78,240

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$3,254	$4,641
Accrued expenses payable	118	100
Due to affiliates (Note 6)	200	—

Total current liabilities	3,572	4,741

Asset retirement obligations	66	65

Total liabilities	3,638	4,806

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(153)	—
Accumulated deficit	(693)	(1,171)

Manager’s total	(846)	(1,171)

Shareholders:
Capital contributions (1,000 shares authorized; 971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(865)	—
Accumulated deficit	(51,694)	(52,956)

Shareholders’ total	74,980	74,583

Total members’ capital	74,134	73,412

Accumulated other comprehensive income	500	22

Total liabilities and members’ capital	$78,272	$78,240

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three months ended March 31,
	2008	2007

Revenue
Oil and gas revenue	$4,137	$—

Expenses
Depletion and amortization	779	—
Dry-hole costs	920	9,141
Fees to affiliates (Note 6)	605	633
Operating expenses	314	—
General and administrative expenses	150	327

Total expenses	2,768	10,101

Income (loss) from operations	1,369	(10,101)
Other income
Interest income	371	1,153

Net income (loss)	1,740	(8,948)
Other comprehensive income
Unrealized gain on marketable securities	478	—

Total comprehensive income (loss)	$2,218	$(8,948)

Manager Interest
Net income (loss)	$478	$(219)

Shareholder Interest
Net income (loss)	$1,262	$(8,729)
Net income (loss) per share	$1,299	$(8,984)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$1,740	$(8,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depletion and amortization	779	—
Dry-hole costs	920	9,141
Accretion expense	1	—
Amortization of premium	18	—
Interest earned on marketable securities	(278)	(713)
Changes in assets and liabilities:
Increase in production receivable	(2,424)	—
Decrease in other current assets	74	190
Increase (decrease) in due to affiliates	200	(37)
Increase in accrued expenses payable	94	267

Net cash provided by (used in) operating activities	1,124	(100)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(6,872)	(32,665)
Salvage fund investments	(10)	(12)
Investment in marketable securities	—	(20,000)

Net cash used in investing activities	(6,882)	(52,677)

Cash flows from financing activities
Contributions from shareholders	—	23
Syndication costs paid	—	(58)
Distributions	(1,018)	—

Net cash used in financing activities	(1,018)	(35)

Net decrease in cash and cash equivalents	(6,776)	(52,812)

Cash and cash equivalents, beginning of period	15,696	63,416

Cash and cash equivalents, end of period	$8,920	$10,604

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$1,068	$—

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

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital for oil and natural gas exploration activities. During 2007, the Fund began earning revenue and was determined to no longer be an exploratory stage enterprise.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s annual financial statements and the notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At March 31, 2008 and December 31, 2007, bank balances, inclusive of the salvage fund, exceeded federally insured limits by $8.8 million and $13.5 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities

At times the Fund may invest in United States Treasury Bills and Notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. At March 31, 2008 and December 31, 2007, the Fund had held-to-maturity investments, inclusive of salvage fund, totaling $16.2 million and $15.0 million, respectively. The held-to-maturity investments held at March 31, 2008 mature in June 2008 and December 2012.

The Fund currently has long-term investments, which mature in December 2009, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at March 31, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale
U.S Treasury notes
March 31, 2008	$19,616	$500	$20,116

December 31, 2007	$19,634	$22	$19,656

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

As of March 31, 2008 amounts recorded in due to operators totaling $3.2 million related to capital expenditures for oil and gas property, which were paid during the second quarter of 2008.

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

Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The table below presents changes for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$65	$—

Liabilities incurred	—	814
Liabilities settled	—	(749)
Accretion expense	1	—

Balance - End of period	$66	$65

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

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized and a production receivable is recorded when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle).

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At March 31, 2008 and December 31, 2007, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the provisions of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2008 and 2007, no impairments have been recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

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

3. Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS 157 for financial assets and liabilities.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.

The following table reflects the net changes in unproved properties for the three months ended March 31, 2008 and the year ended December 31, 2007. As of March 31, 2008, the Fund had no capitalized exploratory well costs greater than one year.

	March 31, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$4,202	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,718	25,060
Reclassifications to proved properties based on the determination of proved reserves	—	(20,858)
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance - End of the period	$7,920	$4,202

Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs are detailed in the table below.

	Three months ended March 31,
Lease Block	2008	2007

	(in thousands)
West Cameron 109	$599	$89
Mississippi Canyon 489/490	309	—
Green Canyon 246	12	9,052

	$920	$9,141

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

The Fund began making distributions in March 2008. During the three months ended March 31, 2008, Manager and shareholder distributions totaled $0.2 million and $0.9 million, respectively.

6. Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund. Management fees, included in fees to affiliates, for each of the three months ended March 31, 2008 and 2007 were $0.6 million.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2008, the Fund owed the Manager $0.2 million related to payment of geological survey costs for West Cameron 76 A-12, which is included in due to affiliates. At December 31, 2007, there were no such amounts payable or receivable.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments and Measurements

At March 31, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

In accordance with SFAS 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which include quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund had committed to spend an additional $3.3 million relating to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy T Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on April 12, 2006 to acquire interests primarily in oil and natural gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of nine wells, four of which have been determined to be dry holes, three that have been determined to be successful, and two that are scheduled to drill in the second quarter 2008.

Successful Projects

West Cameron 75

In March 2007, the Fund acquired a 20% working interest in the exploratory project West Cameron 75 from El Paso E&P Company, LLP (“El Paso”), the operator. In June 2007, El Paso notified the Fund that the property was deemed to be a commercial discovery. The well was completed and production commenced in mid-December 2007. Through March 31, 2008, the Fund has spent $22.7 million related to this property.

Eugene Island 346/347

In March 2007, the Fund acquired a 10% working interest in the exploratory project Eugene Island 346/347 from Newfield Exploration Company (“Newfield”), the operator. In June 2007, the well was deemed successful. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. Completion is ongoing and production is expected in July 2008. Through March 31, 2008, the Fund has spent $5.2 million related to this well, for which the total estimated budget is $6.6 million.

Well #2 and Well #3

As a result of the drilling success of the first exploratory well for Eugene Island 346/347, second and third wells will commence drilling in May 2008 and June 2008, respectively. The total estimated budget for these wells is $1.2 million.

West Cameron 76 Well #12

In April 2007, the Fund acquired an 11.24% working interest in the West Cameron 76 Well #12 project from BHP Billiton Petroleum (Americas) Inc. (“BHP”). BHP is the operator of the project, which began drilling in February 2008. In April 2008, BHP notified the Fund that the property was deemed to be a commercial discovery. Completion is ongoing and production is expected in June 2008. Through March 31, 2008, the Fund has spent $2.7 million related to this property, for which the total estimated budget is $4.7 million.

Results of Operations

The following review of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended March 31,
	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$4,137	$—

Expenses
Depletion and amortization	779	—
Dry-hole costs	920	9,141
Fees to affiliate	605	633
Operating expenses	314	—
General and administrative expenses	150	327

Total expenses	2,768	10,101

Income (loss) from operations	1,369	(10,101)
Other income
Interest income	371	1,153

Net income (loss)	1,740	(8,948)
Other comprehensive income
Unrealized gain on marketable securities	478	—

Total comprehensive income (loss)	$2,218	$(8,948)

Oil and Gas Revenue. The Fund had one well come onto production during 2007, West Cameron 75 in mid-December 2007. Prior to December 2007, the Fund had no operating revenue and was considered an exploratory stage enterprise. Oil and gas revenue for the three months ended March 31, 2008 was $4.1 million.

During the three months ended March 31, 2008, the West Cameron 75 produced approximately 341 barrels of oil and approximately 500 thousand mcf of natural gas. During the three months ended March 31, 2008, oil prices have averaged $100 per barrel and natural gas prices have averaged $8.00 per mcf.

Depletion and Amortization. For the three months ended March 31, 2008, depletion and amortization was $0.8 million. The Fund’s producing well, West Cameron 75, began production in December 2007. Prior to that time, the Fund did not have production and therefore did not have depletion or amortization expense.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

	Three months ended March 31,
Lease Block	2008	2007

	(in thousands)
West Cameron 109	$599	$89
Mississippi Canyon 489/490	309	—
Green Canyon 246	12	9,052

	$920	$9,141

Fees to Affiliates. For the three months ended March 31, 2008 and 2007, the Fund incurred management fees of $0.6 million, representing 2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses. Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense. Operating expenses for the three months ended March 31, 2008 were $0.3 million related to the onset of production of West Cameron 75 and geological surveys for West Cameron 76 A-12. There were no operating expenses during the three months ended March 31, 2007.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended March 31,
	2008	2007

	(in thousands)
Insurance	$79	$246
Accounting and legal fees	50	42
Trust fees and other	21	39

	$150	$327

Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the management of the Fund’s investment portfolio in U.S. Treasury securities.

Interest Income. Interest income is comprised of interest earned on money market accounts and short-term investments in U.S. Treasury securities. For the three months ended March 31, 2008, interest income was $0.4 million, a $0.8 million decrease from the three months ended March 31, 2007. The decrease was attributable to a decrease in average outstanding balances earning interest due to property expenditures during the period coupled with a reduction in interest rates during the three months ended March 31, 2008.

Other Comprehensive Income. Other comprehensive income of $0.5 million is comprised of unrealized gains on available-for-sale marketable debt securities. During 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in December 2009.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2008 were $1.1 million, principally attributable to revenue receipts of $1.7 million, favorable working capital of $0.4 million, which is principally attributable to an increase in due to affiliates for geological costs, and interest income received of $0.1 million. These amounts were partially offset by management fees of $0.6 million, general and administrative expenses of $0.2 million, and operating expenses of $0.3 million.

Cash flows used in operating activities for the three months ended March 31, 2007 were $0.1 million, primarily related to management fees of $0.6 million, and general and administrative fees of $0.3 million, offset by interest income received of $0.7 million and favorable working capital of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities for the three months ended March 31, 2008 were $6.9 million principally related to capital expenditures for oil and natural gas properties.

Cash flows used in investing activities for the three months ended March 31, 2007 were $52.7 million. The Fund made investments in marketable securities of $20.0 million, inclusive of salvage fund. Additionally, the Fund made capital expenditures of $32.7 million for oil and natural gas properties.

Financing Cash Flows

Cash flows used in financing activities for the three months ended March 31, 2008 were $1.0 million related to the payment of Manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2007 were $35 thousand related to the payment of $58 thousand of syndication costs partially offset by collection of $23 thousand of subscriptions receivable.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund has commitments related to authorizations for expenditures totaling $3.3 million for properties. If the properties were to be successful, the Fund would make additional expenditures totaling $1.3 million related to the completion of these properties.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2008 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole costs incurred.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Over time, as a well produces, the Fund may recover a portion of or the entire management fee that may have been paid out of capital contributions.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

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

Dated:	May 8, 2008			RIDGEWOOD ENERGY T FUND, LLC

		By:	/s/	ROBERT E. SWANSON

			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 8, 2008
		By:	/s/	KATHLEEN P. MCSHERRY

			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)