Form 10-Q
period 2008-09-30
RIDGEWOOD ENERGY T FUND LLC
filed 2008-10-29
CIK 1364397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________to_________________________

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

There is no market for the shares. As of October 29, 2008 there are 971.6054 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$3,428	$15,696
Short-term investments in marketable securities	15,324	15,024
Production receivable	749	471
Other current assets	315	297

Total current assets	19,816	31,488
Long-term investment in marketable securities	19,856	19,656
Salvage fund	1,076	1,050

Oil and gas properties:
Advances to operators for working interests and expenditures	—	1,068
Unproved properties	1,220	4,202
Proved properties	36,440	20,858
Less: accumulated depletion and amortization	(3,107)	(82)

Total oil and gas properties	34,553	26,046

Total assets	$75,301	$78,240

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$2,789	$4,641
Accrued expenses payable	146	100

Total current liabilities	2,935	4,741

Asset retirement obligations	407	65

Total liabilities	3,342	4,806

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(1,334)	—
Accumulated earnings (deficit)	440	(1,171)

Manager’s total	(894)	(1,171)

Shareholders:
Capital contributions (1,000 shares authorized; 971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(7,560)	—
Accumulated deficit	(47,404)	(52,956)

Shareholders’ total	72,575	74,583

Accumulated other comprehensive income	278	22

Total members’ capital	71,959	73,434

Total liabilities and members’ capital	$75,301	$78,240

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$3,512	$—	$13,540	$—
Expenses
Depletion and amortization	1,155	—	3,025	—
Dry-hole costs	10	889	1,475	10,135
Management fees to affiliates (Note 6)	596	642	1,801	1,925
Operating expenses	134	45	563	45
General and administrative expenses	135	196	461	779

Total expenses	2,030	1,772	7,325	12,884

Income (loss) from operations	1,482	(1,772)	6,215	(12,884)
Other income
Interest income	263	894	948	2,995

Net income (loss)	1,745	(878)	7,163	(9,889)
Other comprehensive income (loss)
Unrealized gain on marketable securities	75	—	256	—

Total comprehensive income (loss)	$1,820	$(878)	$7,419	$(9,889)

Manager Interest
Net income (loss)	$392	$(123)	$1,611	$(464)

Shareholder Interest
Net income (loss)	$1,353	$(755)	$5,552	$(9,425)
Net income (loss) per share	$1,392	$(777)	$5,714	$(9,700)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$7,163	$(9,889)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and amortization	3,025	—
Dry-hole costs	1,475	10,135
Accretion expense	6	—
Amortization of premium	56	—
Interest earned on marketable securities	(300)	(1,977)
Changes in assets and liabilities:
Increase in production receivable	(278)	—
(Increase) decrease in other current assets	(166)	64
Increase in due to operator	85	—
Increase in due to affiliates	—	45
Increase in accrued expenses payable	46	22

Net cash provided by (used in) operating activities	11,112	(1,600)

Cash flows from investing activities
Payments to operators for working interests and expenditures	—	(1,438)
Capital expenditures for oil and gas properties	(14,460)	(51,046)
Proceeds from the sale of marketable securities	15,230	71,781
Investment in marketable securities	(15,230)	(44,999)
Interest reinvested in salvage fund	(26)	(36)

Net cash used in investing activities	(14,486)	(25,738)

Cash flows from financing activities
Contributions from shareholders	—	48
Syndication costs paid	—	(59)
Distributions	(8,894)	—

Net cash used in financing activities	(8,894)	(11)

Net decrease in cash and cash equivalents	(12,268)	(27,349)
Cash and cash equivalents, beginning of period	15,696	63,416

Cash and cash equivalents, end of period	$3,428	$36,067

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$1,068	$—

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

The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. During 2007, the Fund began earning revenue and was determined by the Manager to no longer be an exploratory stage enterprise.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At September 30, 2008 and December 31, 2007, bank balances, inclusive of the salvage fund, exceeded federally insured limits by $3.3 million and $13.5 million, respectively. At September 30, 2008, $1.1 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury bills and notes. The Fund maintains bank deposits with accredited financial institutions. Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million.

Investments in Marketable Securities

At times the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. At September 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments totaling $15.3 million and $15.0 million, respectively. The held-to-maturity investments held at September 30, 2008 mature in December 2008.

The Fund currently has long-term investments, which mature in December 2009, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at September 30, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale
U.S Treasury notes
September 30, 2008	$19,578	$278	$19,856

December 31, 2007	$19,634	$22	$19,656

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2008, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million. The held-to-maturity investments held within the salvage fund at September 30, 2008 mature in December 2012.

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

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

At September 30, 2008, amounts recorded in due to operators totaling $2.7 million related to capital expenditures for oil and gas property. These amounts were principally paid during the fourth quarter of 2008.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s rights, title and interest. The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The table below presents changes in asset retirement obligations for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$65	$—
Liabilities incurred	336	65
Liabilities settled	—	—
Accretion expense	6	—

Balance - End of period	$407	$65

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Syndication costs are direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s financial statements as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows.

Impairment of Long-Lived Assets

In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. During the three and nine months ended September 30, 2008 and 2007, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

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

3. Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

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

The following table reflects the net changes in unproved properties for the nine months ended September 30, 2008 and the year ended December 31, 2007. As of September 30, 2008, the Fund had no capitalized exploratory well costs greater than one year.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$4,202	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	10,396	25,060
Reclassifications to proved properties based on the determination of proved reserves	(12,828)	(20,858)
Capitalized exploratory well costs charged to dry-hole costs	(550)	—

Balance - End of the period	$1,220	$4,202

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three and nine months ended September 30, 2007, certain wells received credits from their respective operators upon review and audit of the wells’ costs. Dry-hole costs are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)

West Cameron 109	$—	$(16)	$599	$58
Eugene Island 346/347 Sapphire well #3	—	—	550	—
Mississippi Canyon 489/490	9	—	325	—
Green Canyon 246	1	(18)	1	9,154
West Cameron 296	—	923	—	923

	$10	$889	$1,475	$10,135

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

The Fund began making distributions in March 2008. During the nine months ended September 30, 2008, Manager and shareholder distributions totaled $1.3 million and $7.6 million, respectively.

6. Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees were $0.6 million for each of the three months ended September 30, 2008 and 2007. Management fees were $1.8 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2008 and December 31, 2007, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments and Measurements

At September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

In accordance with SFAS No. 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which include quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $7.8 million related to its investment properties.

Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009. The Average NYMEX Price during the nine months ended September 30, 2008 was $9.73. Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $12.15 for the fourth quarter of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties. In addition, the Fund’s future reserve estimates report for gas would be reduced by 16.67%. The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations. If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced. With regard to the shallow water, deep gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s gas revenues for the nine months ended September 30, 2008 would be reduced by $2.0 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS. At September 30, 2008, the Fund has not recorded a liability associated with this contingency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy T Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on April 12, 2006 to acquire interests primarily in oil and gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

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

Business Update

The Fund owns working interests and has participated in the drilling of ten wells, five of which have been determined to be dry holes, four that have been determined to be successful and one that is currently drilling.

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities. However, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months. Accordingly, several of the Fund’s producing properties generated little or no revenue during the month of September and certain of the Fund’s properties will be offline for an additional period of weeks or months. The reserves associated with these properties remain intact and the value of the properties is recoverable, however, the delay in production and revenue will result in the delay in the payment of distributions related to certain properties.

Currently Drilling

Eos Project

In August 2008, the Fund acquired a 3.0% interest in the Eos Project, an exploratory well, which is operated by Mariner Energy, Inc. (“Mariner”). Drilling commenced on this project in August 2008 and was temporarily suspended due to hurricane activity. Drilling resumed in late-September 2008 and results are expected in December 2008. Through September 30, 2008, the Fund has spent $1.2 million on this well, for which the total estimated budget is $8.6 million.

Successful Projects

West Cameron 75

In March 2007, the Fund acquired a 20% working interest in the exploratory project West Cameron 75 from El Paso E&P Company, LLP (“El Paso”), the operator. In June 2007, El Paso notified the Fund that the property was determined to be a commercial discovery. The well was completed and production commenced in mid-December 2007. The Fund has spent $22.7 million related to this property.

West Cameron 76 Well #12

In April 2007, the Fund acquired an 11.24% working interest in the West Cameron 76 well #12 project from BHP Billiton Petroleum (Americas) Inc. (“BHP”), the operator. The project began drilling in February 2008. In April 2008, BHP notified the Fund that the property was determined to be a commercial discovery. The well was completed and production commenced in May 2008. An upper zone re-completion is currently expected to be completed in December 2008 at an approximate cost of $0.4 million. The Fund has spent $4.7 million related to this property, for which the total estimated budget is $5.1 million.

Eugene Island 346/347

Well #1

In March 2007, the Fund acquired a 10.0% working interest in the exploratory project Eugene Island 346/347 from Newfield Exploration Company (“Newfield”), the operator. In June 2007, the well was deemed successful. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was completed and production commenced in June 2008. The Fund has spent $7.1 million related to this property.

Well #2

As a result of the drilling success of the first exploratory well for Eugene Island 346/347, the second and third wells commenced drilling in May 2008. In late-May 2008, Eugene Island 346/347 well #2 was determined to be commercially successful and production commenced in July 2008. The Fund has spent $1.5 million related to this property. In June 2008, Eugene Island 346/347 well #3 was determined to be a dry hole. See additional discussion below in “Dry Holes”.

As indicated above in the business update, none of the Fund’s wells, including West Cameron 75 and Eugene Island 346/347 wells #1 and #2, were materially damaged as a result of recent hurricane activity in the Gulf of Mexico. However, the pipelines utilized to transport these wells’ oil and gas production have suffered severe damage thereby shutting down production for these wells. As a result, these wells have been shut-in until the pipeline repairs are completed by the respective pipeline owners. There is no cost to the Fund related to these repair activities, however, these wells have not produced oil and gas or earned revenue during this period. The West Cameron 75 well is expected to resume production in November 2008. The Eugene Island properties are currently expected to resume production during the second quarter 2009.

Dry Holes

Eugene Island 346/347

Well #3

In June 2008, the Fund was informed by McMoRan that Eugene Island 346/347 well #3 did not have commercially productive quantities of either gas or oil and had been determined to be an unsuccessful well, or dry hole. Dry-hole costs related to this well, all of which were expensed during the nine months ended September 30, 2008 were $0.6 million.

Mississippi Canyon 489/490

In the third quarter 2007, the Fund acquired an 8.33% working interest in the exploratory project Mississippi Canyon 489/490 from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. Drilling began in September 2007, and in November 2007 the operator informed the Fund that Mississippi Canyon 489/490 did not have commercially productive quantities of either oil or gas and had been determined to be an unsuccessful well, or dry hole. Dry-hole costs related to this well, including plug and abandonment expenses, were $3.6 million, of which $0.3 million were incurred during the nine months ended September 30, 2008.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$3,512	$—	$13,540	$—

Expenses
Depletion and amortization	1,155	—	3,025	—
Dry-hole costs	10	889	1,475	10,135
Management fees to affiliate (Note 6)	596	642	1,801	1,925
Operating expenses	134	45	563	45
General and administrative expenses	135	196	461	779

Total expenses	2,030	1,772	7,325	12,884

Income (loss) from operations	1,482	(1,772)	6,215	(12,884)
Other income
Interest income	263	894	948	2,995

Net income (loss)	1,745	(878)	7,163	(9,889)
Other comprehensive income (loss)
Unrealized gain on marketable securities	75	—	256	—

Total comprehensive income (loss)	$1,820	$(878)	$7,419	$(9,889)

As previously discussed in the Business Update, hurricane activity in the third quarter of 2008 did not cause material damage to any of the Fund’s wells or facilities, however, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months. Accordingly, revenues and depletion and amortization were affected in September 2008 and will continue to be affected during these periods of shut-down.

Oil and Gas Revenue. Since inception, the Fund has had four wells come onto production: West Cameron 75 in December 2007, West Cameron 76 well #12 in May 2008, Eugene Island 346/347 well #1 in June 2008 and Eugene Island 346/347 well #2 in July 2008. Prior to December 2007, the Fund had no operating revenue and was considered an exploratory stage enterprise. Oil and gas revenue for the three and nine months ended September 30, 2008 was $3.5 million and $13.5 million, respectively.

During the three and nine months ended September 30, 2008, the Fund’s wells produced and sold 4 thousand barrels and 7 thousand barrels of oil, respectively. During the three and nine months ended September 30, 2008, the Funds wells produced and sold 257 thousand mcf and 1,272 thousand mcf of gas, respectively.

The Fund’s oil prices averaged $120 per barrel and $122 per barrel during the three and nine months ended September 30, 2008, respectively. The Fund’s gas prices averaged $11 per mcf and $10 per mcf, during the three and nine months ended September 30, 2008, respectively.

Depletion and Amortization. For the three and nine months ended September 30, 2008, depletion and amortization was $1.2 million and $3.0 million, respectively. Prior to December 2007, the Fund did not have production and therefore did not record depletion or amortization. West Cameron 75, West Cameron 76 well #12, Eugene Island 346/347 well #1 and Eugene Island 345/347 well #2 began production in December 2007, May 2008, June 2008 and July 2008, respectively.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs. During the three and nine months ended September 30, 2007, certain wells received credits from their respective operators upon review and audit of the wells’ costs. Dry-hole costs are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
West Cameron 109	$—	$(16)	$599	$58
Eugene Island 346/347 Sapphire well #3	—	—	550	—
Mississippi Canyon 489/490	9	—	325	—
Green Canyon 246	1	(18)	1	9,154
West Cameron 296	—	923	—	923

	$10	$889	$1,475	$10,135

Management Fees to Affiliates. For each of the three months ended September 30, 2008 and 2007, the Fund incurred management fees of $0.6 million, representing 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. The Fund incurred management fees of $1.8 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively. The management fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses. Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Lease operating expenses	$122	$—	$346	$—
Geological costs	8	45	211	45
Accretion	4	—	6	—

	$134	$45	$563	$45

Lease operating expenses for the three months and nine months ended September 30, 2008 were primarily related to the onset of production of West Cameron 75 and Eugene Island 346/347 well #1 and #2. Geological costs for the three and nine months ended September 30, 2008 related primarily to geological surveys for West Cameron 76 well #12 and the EOS Project. Geological cost for the three and nine months ended September 30, 2007 related to geological surveys for Mississippi Canyon 490 and Eugene Island 346/347.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Accounting fees	$61	$43	$213	$132
Insurance	56	130	188	548
Trust fees and other	18	23	60	99

	$135	$196	$461	$779

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing and/or drilling and directors and officers’ liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the three months ended September 30, 2008, interest income was $0.3 million, a $0.6 million decrease from the three months ended September 30, 2007. Interest income for the nine months ended September 30, 2008 was $0.9 million, a $2.0 million decrease from the nine months ended September 30, 2007. These decreases were attributable to lower average interest earning balances, due to property expenditures during the 2008 periods, coupled with a reduction in interest rates.

Unrealized Gain on Marketable Securities. During 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in December 2009. Unrealized gains and losses relate to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded unrealized gains of $0.1 million and $0.3 million during the three and nine months ended September 30, 2008, respectively. There were no unrealized gains or losses on marketable securities during the three and nine months ended September 30, 2007.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2008 were $11.1 million, principally attributable to revenue receipts of $13.3 million and interest income received of $0.7 million. These amounts were partially offset by management fees of $1.8 million, operating expenses of $0.6 million, and general and administrative expenses of $0.5 million.

Cash flows used in operating activities for the nine months ended September 30, 2007 were $1.6 million, primarily related to management fees of $1.9 million, general and administrative expenses of $0.8 million and unfavorable working capital of $0.1 million, partially offset by interest income received of $1.2 million.

Investing Cash Flows

Cash flows used in investing activities for the nine months ended September 30, 2008 of $14.5 million were principally related to capital expenditures for oil and gas properties. The Fund received proceeds from the sale of marketable securities of $15.2 million all of which were reinvested in marketable securities. Additionally, the Fund increased its salvage fund investments by $26 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $25.7 million. The Fund made capital expenditures of $51.0 million for oil and gas properties, advances to operators of $1.4 million and investments in marketable securities totaling $45.0 million. These amounts were partially offset by proceeds from the maturity of marketable securities of $71.8 million. Additionally, the Fund increased its salvage fund investments by $36 thousand, which consisted of the interest earned on this account.

Financing Cash Flows

Cash flows used in financing activities for the nine months ended September 30, 2008 were $8.9 million related to the payment of Manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2007 were $11 thousand, relating to the payment of $59 thousand of syndication costs offset by capital contributions of $48 thousand.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had commitments related to participation agreements totaling $7.8 million for its investment properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand, short-term investments and income earned therefrom. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.

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

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009. The Average NYMEX Price during the nine months ended September 30, 2008 was $9.73. Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $12.15 for the fourth quarter of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties. In addition, the Fund’s future reserve estimates report for gas would be reduced by 16.67%. The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations. If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced. With regard to the shallow water, deep gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s gas revenues for the nine months ended September 30, 2008 would be reduced by $2.0 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS. At September 30, 2008, the Fund has not recorded a liability associated with this contingency.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc., Mariner Energy, Inc., Stone Energy Corporation and Ridgewood Energy Corporation as Manager for Eos Project.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated:	October 29, 2008		RIDGEWOOD ENERGY T FUND, LLC

		By:	/s/ ROBERT E. SWANSON

Name: Robert E. Swanson
Title: President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2008
		By:	/s/ KATHLEEN P. McSHERRY

Name: Kathleen P. McSherry
Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)