Form 10-Q
period 2009-03-31
RIDGEWOOD ENERGY T FUND LLC
filed 2009-05-08
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No: 000-52578

RIDGEWOOD ENERGY T FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0141421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

947 Linwood Avenue, Ridgewood, NJ 07450
(Address of principal executive offices) (Zip code)

(800) 942-5550
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐      No ☒

There is no market for the shares. As of May 7, 2009 there are 971.6054 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$4,999	$13,162
Short-term investment in available-for-sale securities	19,899	20,074
Production receivable	679	647
Other current assets	311	154

Total current assets	25,888	34,037
Salvage fund	1,092	1,084
Oil and gas properties:
Advances to operators for working interests and expenditures	—	128
Unproved properties	2,975	984
Proved properties	39,623	37,847
Less: accumulated depletion and amortization	(5,824)	(4,535)

Total oil and gas properties, net	36,774	34,424

Total assets	$63,754	$69,545

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$853	$2,490
Accrued expenses	131	100

Total current liabilities	984	2,590
Asset retirement obligations	497	455

Total liabilities	1,481	3,045

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(2,139)	(1,643)
Retained earnings	460	401

Manager’s total	(1,679)	(1,242)

Shareholders:
Capital contributions (1,000 shares authorized; 971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(12,123)	(9,309)
Accumulated deficit	(51,823)	(51,003)

Shareholders’ total	63,593	67,227

Accumulated other comprehensive income	359	515

Total members’ capital	62,273	66,500

Total liabilities and members’ capital	$63,754	$69,545

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008

Revenue
Oil and gas revenue	$1,310	$4,137
Expenses
Depletion and amortization	854	779
Dry-hole costs	88	920
Impairment of proved properties	435	—
Management fees to affiliates (Note 6)	580	605
Operating expenses	116	314
General and administrative expenses	156	150

Total expenses	2,229	2,768

(Loss) income from operations	(919)	1,369
Other income
Interest income	158	371

Net (loss) income	(761)	1,740
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(156)	478

Total comprehensive (loss) income	$(917)	$2,218

Manager Interest
Net income	$59	$478

Shareholder Interest
Net (loss) income	$(820)	$1,262
Net (loss) income per share	$(844)	$1,299

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(761)	$1,740
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion and amortization	854	779
Dry-hole costs	88	920
Impairment of proved properties	435	—
Accretion expense	4	1
Amortization of premium	19	18
Interest earned on marketable securities	—	(278)
Changes in assets and liabilities:
Increase in production receivable	(32)	(2,424)
(Increase) decrease in other current assets	(131)	74
Increase in due to operator	24	—
Increase in accrued expenses	30	94
Increase in due to affiliates	—	200

Net cash provided by operating activities	530	1,124

Cash flows from investing activities
Capital expenditures for oil and gas properties	(5,375)	(6,872)
Interest reinvested in salvage fund	(8)	(10)

Net cash used in investing activities	(5,383)	(6,882)

Cash flows from financing activities
Distributions paid	(3,310)	(1,018)

Net cash used in financing activities	(3,310)	(1,018)

Net decrease in cash and cash equivalents	(8,163)	(6,776)

Cash and cash equivalents, beginning of period	13,162	15,696

Cash and cash equivalents, end of period	$4,999	$8,920

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$128	$1,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy T Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on April 12, 2006 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of June 15, 2006 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

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

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At March 31, 2009, bank balances exceeded federally insured limits by $4.7 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes. Effective October 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits. Additionally, non-interest bearing deposits are fully insured during this period.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are greater than one year.

The Fund currently has short-term investments, which mature in December 2009, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at March 31, 2009 and December 31, 2008.

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale
U.S Treasury notes
March 31, 2009	$19,540	$359	$19,899

December 31, 2008	$19,559	$515	$20,074

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2009, the Fund had a held-to-maturity investment within its salvage fund totaling $1.1 million, which matures in December 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of March 31, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.8 million and $2.5 million respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008

	(in thousands)
Balance, beginning of period	$455	$65
Liabilities incurred	38	360
Liabilities settled	—	—
Accretion expense	4	10
Revisions to previous estimates	—	20

Balance, end of period	$497	$455

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

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. At March 31, 2009 and December 31, 2008, there were no material oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. During the three months ended March 31, 2009, the Fund recorded an impairment of $0.4 million relating to West Cameron 76 well #12, which was attributable to lower oil and gas commodity prices. The carrying value for West Cameron 76 well #12 of $4.2 million was written down to its fair value of $3.8 million. The fair value of the impaired well was determined based on level 3 inputs under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

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

3.Recent Accounting Standards

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K. The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The final rules are effective for fiscal years ending on or after December 31, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS 157-2”). FAS 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS No. 157 to (i) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At March 31, 2009 the Fund had no properties with capitalized exploratory well costs in excess of one year. The following table reflects the net changes in unproved properties for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	Dcember 31, 2008

	(in thousands)
Balance, beginning of period	$984	$4,202
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,687	9,610
Reclassifications to proved properties based on the determination of proved reserves	(1,696)	(12,828)
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance, end of period	$2,975	$984

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three months ended March 31, 2009, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of credits and plug and abandonment expenses, are detailed in the following table.

	Three months ended March 31,
Lease Block	2009	2008

	(in thousands)
Bison Project	$106	$—
West Cameron 109	—	599
Mississippi Canyon 489/490	—	309
Other wells	(18)	12

	$88	$920

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $6 thousand to $12 thousand per share. The Fund began making distributions to eligible early investors in March 2008 and to all investors in October 2008.

The Manager determines whether available cash from operations, as defined in the LLC Agreement, is to be distributed. Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

6. Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended March 31, 2009 and 2008 were $0.6 million.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2009 and December 31, 2008 there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

At March 31, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value due to their short-term nature. At March 31, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had committed to spend an additional $23.2 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on April 12, 2006 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of thirteen wells; six have been determined to be successful and seven have been determined to be dry holes, one of which was during the first quarter of 2009.

Successful Projects
Aspen Project
In July 2008, the Fund acquired a 2.69% working interest in the Aspen Project, an exploratory well. The Aspen Project was determined to be a success in April 2009. The well has been temporarily plugged in order to perform the geological and engineering work necessary to optimize additional drilling, which is currently expected to begin after hurricane season, in the fourth quarter of 2009. Through March 31, 2009, the Fund has spent $3.0 million related to this property, for which the total estimated budget is $25.8 million, which includes two additional wells.

Cobalt Project
In August 2008, the Fund acquired a 4.0% working interest in the Cobalt Project, an exploratory well. The Cobalt Project was determined to be a commercial success in January 2009 and completion efforts are ongoing. The well is expected to commence production in May 2009. Through March 31, 2009, the Fund has spent $1.7 million related to this property, for which the total estimated budget is $2.1 million.

West Cameron 76 Well #12
In April 2007, the Fund acquired an 11.24% working interest in West Cameron 76 well #12 from BHP Billiton Petroleum (Americas) Inc. (“BHP”), the operator. In April 2008, BHP notified the Fund that the property was determined to be to be a commercial discovery. The well was completed and production commenced in May 2008. The Fund spent $5.4 million related to this property, and has recorded impairments totaling $1.4 million, of which $0.4 million of impairment expense was incurred during the three months ended March 31, 2009.

Eugene Island 346/347
Well #1
In March 2007, the Fund acquired a 10.0% working interest in the exploratory well Eugene Island 346/347 from Newfield Exploration Company (“Newfield”), the operator. In June 2007, the well was deemed successful. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was completed and production commenced in June 2008. The Fund spent $7.1 million related to this property.

Well #2
As a result of the drilling success of the first exploratory well for Eugene Island 346/347, a second well commenced drilling in May 2008. In May 2008, Eugene Island 346/347 well #2 was determined to be commercially successful and production commenced in July 2008. The Fund spent $1.5 million related to this property.

None of the Fund’s wells, including Eugene Island 346/347 wells #1 and #2, were materially damaged as a result of third quarter 2008 hurricane activity in the Gulf of Mexico. However, the pipeline utilized to transport these wells’ oil and gas production has suffered severe damage thereby shutting down production for these wells. As a result, these wells have been shut-in until the pipeline repairs are completed by its owner. There is no cost to the Fund related to these repair activities, however, these wells will not produce oil and gas or earn revenue during this repair period. The Eugene Island properties are currently expected to resume production during the third quarter 2009.

West Cameron 75
In March 2007, the Fund acquired a 20.0% working interest in the exploratory well West Cameron 75 from El Paso E&P Company, L.P. (“El Paso”), the operator. In June 2007, El Paso notified the Fund that the property was determined to be to be a commercial discovery. The well was completed and production commenced in December 2007. The Fund spent $23.3 million related to this property.

Dry Holes
Bison Project
In November 2008, the Fund acquired a 3.0% working interest in the Bison Project, an exploratory well operated by LLOG Exploration Offshore, Inc. (“LLOG”). The Bison Project, located in the Galveston region of the Gulf of Mexico, began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $0.3 million, of which $0.1 million were incurred during the three months ended March 31, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2009 and 2008, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2009	2008

	(in thousands)
Revenue
Oil and gas revenue	$1,310	$4,137

Expenses
Depletion and amortization	854	779
Dry-hole costs	88	920
Impairment of proved properties	435	—
Management fees to affiliate	580	605
Operating expenses	116	314
General and administrative expenses	156	150

Total expenses	2,229	2,768

(Loss) income from operations	(919)	1,369
Other income
Interest income	158	371

Net (loss) income	(761)	1,740
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(156)	478

Total comprehensive (loss) income	$(917)	$2,218

Three months ended March 31, 2009 compared to the Three months ended March 31, 2008

Overview. Since inception, the Fund has had four wells come onto production: West Cameron 75 in December 2007; West Cameron 76 well #12 in May 2008; Eugene Island 346/347 well #1 in June 2008; and Eugene Island 346/347 well #2 in July 2008, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

As previously discussed, none of the Fund’s wells, including Eugene Island 346/347 wells #1 and #2, were materially damaged as a result of third quarter 2008 hurricane activity in the Gulf of Mexico. However, the pipeline utilized to transport these wells’ oil and gas production has suffered severe damage thereby shutting down production for these wells. As a result, these wells have been shut-in until the pipeline repairs are completed by its owner. There is no cost to the Fund related to these repair activities, however, these wells will not produce oil or gas or earn revenue during this repair period. Accordingly, revenue, depletion, amortization and lease operating expenses relating to these wells will be affected until production resumes. The Eugene Island properties are currently expected to resume production during the third quarter 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2009 was $1.3 million, a $2.8 million decrease from the three months ended March 31, 2008. The decrease is attributable to decreases in sales volumes totaling $1.6 million, average prices totaling $1.1 million and processing revenue of $0.1 million.

Oil sales volumes were 688 barrels and 341 barrels for the three months ended March 31, 2009 and 2008, respectively. The Funds oil prices averaged $34 per barrel during the three months ended March 31, 2009 compared to $100 per barrel during the three months ended March 31, 2008.

Gas sales volumes were 295 thousand mcf and 500 thousand mcf for the three months ended March 31, 2009 and 2008, respectively. The Funds gas prices averaged $4.59 per mcf during the three months ended March 31, 2009 compared to $8.01 per mcf during the three months ended March 31, 2008.

The increase in oil sales volumes was the result of improved oil production rates for West Cameron 75 coupled with the onset of production of West Cameron 76 well #12. The decrease in gas sales volumes was the result of lower gas production for West Cameron 75 partially offset by the onset of production of West Cameron 76 well #12.

Depletion and Amortization. Depletion and amortization for the three months ended March 31, 2009 and 2008 was $0.9 million and $0.8 million, respectively. The increase resulted from the onset of production of West Cameron 76 well #12, partially offset by a decrease in production of West Cameron 75.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three months ended March 31, 2009, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs. The following table summarizes dry-hole costs, inclusive of credits and plug and abandonment costs, for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
Lease Block	2009	2008

	(in thousands)
Bison Project	$106	$—
West Cameron 109	—	599
Mississippi Canyon 489/490	—	309
Other wells	(18)	12

	$88	$920

Impairment of Proved Properties. During the three months ended March 31, 2009, the Fund recorded an impairment to proved properties of $0.4 million, relating to West Cameron 76 well #12, which was attributable to lower oil and gas commodity prices. There were no impairments recorded during the three months ended March 31, 2008.

Management Fees to Affiliate. Management fees for each of the three months ended March 31, 2009 and 2008 were $0.6 million, representing 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2009	2008

	(in thousands)
Lease operating expenses	$108	$113
Geological costs	4	200
Accretion expense	4	1

	$116	$314

Lease operating expenses for the three months ended March 31, 2009 related to West Cameron 75 and West Cameron 76 well #12. Lease operating expenses for the three months ended March 31, 2008 related to West Cameron 75. The decrease in lease operating expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is principally attributable to overall lower production volumes. Geological costs for the three months ended March 31, 2009 and 2008 related to the Aspen Project and West Cameron 76 well #12, respectively. Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2009	2008

	(in thousands)
Insurance expense	$86	$79
Accounting fees	55	50
Trust fees and other	15	21

	$156	$150

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling and director’s and officers’ liability insurance. Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three months ended March 31, 2009 was $0.2 million, a $0.2 million decrease from the three months ended March 31, 2008. The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Unrealized (Loss) Gain on Marketable Securities. During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which mature in December 2009. Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded unrealized losses of $0.2 million during the three months ended March 31, 2009 and unrealized gains of $0.5 million during the three months ended March 31, 2008.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2009 were $0.5 million, primarily related to revenue receipts of $1.3 million and favorable working capital of $0.1 million, partially offset by management fees of $0.6 million, general and administrative expenses of $0.2 million and operating expenses of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2008 were $1.1 million, primarily related to revenue receipts of $1.7 million, favorable working capital of $0.4 million, which is principally attributable to an increase in due to affiliates for geological costs, and interest income received of $0.1 million, partially offset by management fees of $0.6 million, operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2009 were $5.4 million, primarily related to capital expenditures for oil and gas properties. Additionally, the Fund increased its salvage fund investments by $8 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the three months ended March 31, 2008 were $6.9 million, primarily related to capital expenditures for oil and gas properties. Additionally, the Fund increased its salvage fund investments by $10 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2009 were $3.3 million related to distributions paid.

Cash flows used in financing activities for the three months ended March 31, 2008 were $1.0 million related to distributions paid.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had committed to spend an additional $23.2 million related to its investment properties.

When the Manager makes a decision to participate in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If an exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

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

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate any such contracts. No contractual obligations exist at March 31, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 7, 2009		RIDGEWOOD ENERGY T FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2009

	By:	/s/	KATHLEEN P. McSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)