Form 10-Q
period 2010-06-30
RIDGEWOOD ENERGY T FUND LLC
filed 2010-07-27
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No:  000-52578

RIDGEWOOD ENERGY T FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0141421 (I.R.S. Employer Identification No.)

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

As of July 27, 2010 the Fund had 971.6054 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,077	$15,794
Short-term investments in marketable securities	10,007	-
Production receivable	1,137	488
Other current assets	215	139
Total current assets	12,436	16,421
Salvage fund	1,131	1,115
Oil and gas properties:
Advances to operators for working interests and expenditures	65	-
Unproved properties	6,071	5,122
Proved properties	49,458	47,268
Less: accumulated depletion and amortization	(18,142)	(11,668)
Total oil and gas properties, net	37,452	40,722

Total assets	$51,019	$58,258

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$701	$908
Accrued expenses	90	57
Total current liabilities	791	965
Asset retirement obligations	739	729
Total liabilities	1,530	1,694

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(2,677)	(2,310)
Retained earnings	1,109	609
Manager's total	(1,568)	(1,701)
Shareholders:
Capital contributions (1,000 shares authorized;
971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(15,170)	(13,090)
Accumulated deficit	(61,312)	(56,184)
Shareholders' total	51,057	58,265

Total members' capital	49,489	56,564

Total liabilities and members' capital	$51,019	$58,258

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$3,101	$997	$5,512	$2,307
Expenses
Depletion and amortization	3,618	779	6,474	1,633
Dry-hole costs	2,197	17	2,050	105
Impairment of proved properties	-	-	-	435
Management fees to affiliate (Note 7)	578	573	1,155	1,153
Operating expenses	169	244	307	360
General and administrative expenses	92	131	214	287
Total expenses	6,654	1,744	10,200	3,973
Loss from operations	(3,553)	(747)	(4,688)	(1,666)
Other (loss) income
Interest income	15	160	25	318
Derivative instrument (loss) income	(37)	-	35	-
Total other (loss) income	(22)	160	60	318
Net loss	(3,575)	(587)	(4,628)	(1,348)
Other comprehensive loss
Unrealized loss on marketable securities	-	(116)	-	(272)

Total comprehensive loss	$(3,575)	$(703)	$(4,628)	$(1,620)

Manager Interest
Net income	$278	$15	$500	$74

Shareholder Interest
Net loss	$(3,853)	$(602)	$(5,128)	$(1,422)
Net loss per share	$(3,966)	$(620)	$(5,278)	$(1,464)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(4,628)	$(1,348)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	6,474	1,633
Dry-hole costs	2,050	105
Impairment of proved properties	-	435
Accretion expense	10	8
Amortization of premium on investments	-	38
Interest earned on marketable securities	(6)	-
Derivative instrument income	(35)	-
Derivative instrument settlements	27	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(649)	94
Decrease in other current assets	7	73
Increase in due to operators	39	126
Increase in accrued expenses	33	93
Net cash provided by operating activities	3,322	1,257

Cash flows from investing activities
Payments to operators for working interests and expenditures	(65)	-
Capital expenditures for oil and gas properties	(5,510)	(7,068)
Investment in marketable securities	(10,001)	-
Interest reinvested in salvage fund	(16)	(16)
Net cash used in investing activities	(15,592)	(7,084)

Cash flows from financing activities
Distributions	(2,447)	(3,656)
Net cash used in financing activities	(2,447)	(3,656)

Net decrease in cash and cash equivalents	(14,717)	(9,483)
Cash and cash equivalents, beginning of period	15,794	13,162
Cash and cash equivalents, end of period	$1,077	$3,679

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$-	$128

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.   At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $1.0 million, of which $0.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2010, the Fund had short-term, held-to-maturity investments of $6.0 million and $4.0 million, which mature in August 2010 and September 2010, respectively.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in December 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.5 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The Fund did not record any impairments during the three and six months ended June 30, 2010 or during the three months ended June 30, 2009.  During the six months ended June 30, 2009, the Fund recorded an impairment to West Cameron 76 well #12 of $0.4 million, which was attributable to lower oil and gas commodity prices.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

At June 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

July 1, 2010 - October 31, 2010	Put Options	62,271	$4.90	$28

During the three months ended June 30, 2010, the Fund’s recorded derivative instrument losses of $37 thousand included unrealized losses of $0.1 million.  During the six months ended June 30, 2010, the Fund’s recorded derivative instrument income of $35 thousand included unrealized gains of $12 thousand.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.  Completion efforts are on-going for the Aspen Project and production is expected to commence during the fourth quarter 2011.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for the Carrera and Aspen projects have been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$2,276	$-	$2,276	$-
Other wells	(79)	17	(226)	105
	$2,197	$17	$2,050	$105

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.6 million and $1.2 million for each of the three and six months ended June 30, 2010 and 2009, respectively.

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

8.  Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $3.9 million related to its investment properties, of which $2.3 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
Lease Block	Interest	June 30, 2010	Budget	Status
	(in thousands)
Non-producing Properties
Carrera Project	3.0%	$3,475	$4,753	Completion efforts are ongoing. Production expected fourth quarter 2010.
Aspen Project	2.69%	$6,071	$8,497	Completion efforts are ongoing. Production expected fourth quarter 2011.

Producing Properties
Liberty Project	3.0%	$4,606	$4,702	Well completed and production commenced July 2010.
Cobalt Project	4.0%	$1,892	$1,916
Production commenced June 2009.  Minor
recompletion into new zone in April 2010 to
improve production at a cost of $7 thousand.
Additional recompletion activities to be
completed at an estimated cost of $24 thousand.

West Cameron 75	20.0%	$25,131	$25,131	Production commenced December 2007. Recompletion activities completed in January 2010 at a cost of $1.8 million.
West Cameron 76 #12	11.24%	$5,331	$5,331	Production commenced May 2008.
Eugene Island 346/347 well #1	10.0%	$6,992	$7,042	Production commenced June 2008. A later life recompletion is scheduled at an estimated cost of $50 thousand.
Eugene Island 346/347 well #2	10.0%	$1,393	$1,393	Production commenced July 2008.

Dry Hole
Targa Project	2.0%	$2,276	N/A	Drilling commenced February 2010; dry hole determination May 2010.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for the Carrera and Aspen projects have been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$3,101	$997	$5,512	$2,307

Expenses
Depletion and amortization	3,618	779	6,474	1,633
Dry-hole costs	2,197	17	2,050	105
Impairment of proved properties	-	-	-	435
Management fees to affiliate	578	573	1,155	1,153
Operating expenses	169	244	307	360
General and administrative expenses	92	131	214	287
Total expenses	6,654	1,744	10,200	3,973
Loss from operations	(3,553)	(747)	(4,688)	(1,666)
Other (loss) income
Interest income	15	160	25	318
Derivative instrument (loss) income	(37)	-	35	-
Total other (loss) income	(22)	160	60	318
Net loss	(3,575)	(587)	(4,628)	(1,348)
Other comprehensive loss
Unrealized loss on marketable securities	-	(116)	-	(272)

Total comprehensive loss	$(3,575)	$(703)	$(4,628)	$(1,620)

Overview.  Since inception, the Fund has had five wells come onto production: West Cameron 75 in December 2007; West Cameron 76 well #12 in May 2008; Eugene Island 346/347 well #1 in June 2008; Eugene Island 346/347 well #2 in July 2008, and the Cobalt Project in June 2009.

The Fund’s revenues, depletion and amortization and lease operating expense were affected by the timing of the onset of production of the Fund’s wells and by the the impact of temporary shut-ins.  Eugene Island 346/347 well #1 and Eugene Island 346/347 well #2 were shut-in during the three and six months ended June 30, 2009 due to hurricane activity.  The Eugene Island properties resumed production in July 2009. During November 2009, West Cameron 75 underwent an extensive sidetrack operation, resulting in a temporary shut-in from November 2009 until mid-January 2010.  As a result of the sidetrack operation, West Cameron 75 has noted increased production rates.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2010 was $3.1 million, a $2.1 million increase from the three months ended June 30, 2009.  The increase is attributable to increased sales volume totaling $1.2 million coupled with the impact of increased average prices totaling $0.8 million.

Oil sales volumes were 7 thousand barrels and 6 hundred barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $56 per barrel during the three months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 542 thousand mcf and 264 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.04 per mcf and $3.32 per mcf during the three months ended June 30, 2010 and 2009, respectively.

Oil and gas revenue for the six months ended June 30, 2010 was $5.5 million, a $3.2 million increase from the six months ended June 30, 2009.  The increase is attributable to increased sales volume totaling $1.9 million coupled with the impact of increased average prices totaling $1.4 million.

Oil sales volumes were 13 thousand barrels and 1 thousand barrels for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $49 per barrel during the six months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 921 thousand mcf and 557 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.34 per mcf and $3.90 per mcf during the six months ended June 30, 2010 and 2009, respectively.

The increase in volumes is primarily attributable to Eugene Island 346/347 well #1 and Eugene Island 346/347 well #2, which were shut-in during the three and six months ended June 30, 2009, increased production rates for West Cameron 75, due to a successful sidetrack operation, and the onset of production of the Cobalt Project.  See “Overview” above for additional information.

Depletion and Amortization.Depletion and amortization for the three and six months ended June 30, 2010 was $3.6 million and $6.5 million, respectively, an increase of $2.8 million and $4.8 million from the three and six months ended June 30, 2009, respectively.  The increase in the three month period resulted from an increase in average depletion rates totaling $1.9 million coupled with an increase in production volumes totaling $0.9 million.  The increase in the six month period resulted from an increase in average depletion rates totaling $3.4 million coupled with an increase in production volumes totaling $1.4 million.  The increase in depletion rates was primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$2,276	$-	$2,276	$-
Other wells	(79)	17	(226)	105
	$2,197	$17	$2,050	$105

Impairment of Proved Properties.  The Fund did not record any impairments during the three and six months ended June 30, 2010 or during the three months ended June 30, 2009.  During the six months ended June 30, 2009, the Fund recorded an impairment to West Cameron 76 well #12 of $0.4 million, which was attributable to lower oil and gas commodity prices.

Management Fees to Affiliate.  Management fees for each of the three and six months ended June 30, 2010 and 2009 were $0.6 million and $1.2 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$166	$134	$297	$237
Geological costs	1	88	4	92
Accretion expense	6	4	10	8
Workover expense	(4)	18	(4)	23
	$169	$244	$307	$360

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended June 30, 2010, the average production cost was $0.27 per mcfe compared to $0.48 per mcfe for the three months ended June 30, 2009.  For the six months ended June 30, 2010, the average production cost was $0.28 per mcfe compared to $0.41 per mcfe for the six months ended June 30, 2009.  Geological costs for the three and six months ended June 30, 2010 related to Eugene Island 346/347 well #1 and the Liberty Project.  Geological costs for the three and six months ended June 30, 2009 related to the Aspen Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Workover expense and credits relate to West Cameron 75.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$35	$79	$114	$165
Accounting fees	51	41	88	96
Trust fees and other	6	11	12	26
	$92	$131	$214	$287

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended June 30, 2010 was $15 thousand, a $0.1 million decrease from the three months ended June 30, 2009.   Interest income for the six months ended June 30, 2010 was $25 thousand, a $0.3 million decrease from the six months ended June 30, 2009.   The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument (Loss) Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended June 30, 2010, unrealized losses related to these contracts were $0.1 million and realized gains related to these contracts were $26 thousand.  During the six months ended June 30, 2010, unrealized gains related to these contracts were $12 thousand and realized gains related to these contracts were $23 thousand.  There was no derivative activity during the three and six months ended June 30, 2009.

Unrealized Loss on Marketable Securities. During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which matured in December 2009. Unrealized gains and losses related to the securities’ change in fair value were recorded in other comprehensive income until realized. The Fund recorded unrealized losses of $0.1 million and $0.3 million during the three and six months ended June 30, 2009, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 were $3.3 million, primarily related to revenue received of $4.9 million and favorable working capital of $0.1 million, partially offset by management fees of $1.2 million, operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2009 were $1.3 million, primarily related to revenue received of $2.4 million, interest income received of $0.4 million and favorable working capital of $0.3 million, partially offset by management fees of $1.2 million, operating expenses of $0.4 million and general and administrative expenses of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2010 were $15.6 million, primarily related to investments in U.S. Treasury securities of $10.0 million coupled with capital expenditures for oil and gas properties of $5.6 million, inclusive of advances.

Cash flows used in investing activities for the six months ended June 30, 2009 were $7.1 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $2.4 million related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $3.7 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $3.9 million related to its investment properties of which $2.3 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY T FUND, LLC
Dated:	July 27, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 27, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)