Form 10-Q
period 2010-09-30
RIDGEWOOD ENERGY T FUND LLC
filed 2010-10-26
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No:  000-52578

RIDGEWOOD ENERGY T FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0141421 (I.R.S. Employer Identification No.)

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

As of October 26, 2010 the Fund had 971.6054 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,473	$15,794
Production receivable	1,271	488
Other current assets	208	139
Total current assets	10,952	16,421
Salvage fund	1,139	1,115
Oil and gas properties:
Advances to operators for working interests and expenditures	462	-
Unproved properties	6,800	5,122
Proved properties	49,854	47,268
Less: accumulated depletion and amortization	(22,000)	(11,668)
Total oil and gas properties, net	35,116	40,722

Total assets	$47,207	$58,258

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$274	$908
Accrued expenses	68	57
Total current liabilities	342	965
Asset retirement obligations	746	729
Total liabilities	1,088	1,694

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(3,032)	(2,310)
Retained earnings	1,500	609
Manager's total	(1,532)	(1,701)
Shareholders:
Capital contributions (1,000 shares authorized;
971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(17,179)	(13,090)
Accumulated deficit	(62,709)	(56,184)
Shareholders' total	47,651	58,265
Total members' capital	46,119	56,564

Total liabilities and members' capital	$47,207	$58,258

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$3,716	$1,526	$9,228	$3,833
Expenses
Depletion and amortization	3,858	1,962	10,332	3,595
Dry-hole costs	5	6	2,055	111
Impairment of proved properties	-	-	-	435
Management fees to affiliate (Note 7)	564	577	1,719	1,730
Operating expenses	221	144	528	504
General and administrative expenses	97	89	311	376
Total expenses	4,745	2,778	14,945	6,751
Loss from operations	(1,029)	(1,252)	(5,717)	(2,918)
Other income
Interest income	11	161	36	479
Derivative instrument income	12	-	47	-
Total other income	23	161	83	479
Net loss	(1,006)	(1,091)	(5,634)	(2,439)
Other comprehensive loss
Unrealized loss on marketable securities	-	(126)	-	(398)

Total comprehensive loss	$(1,006)	$(1,217)	$(5,634)	$(2,837)

Manager Interest
Net income	$391	$91	$891	$165

Shareholder Interest
Net loss	$(1,397)	$(1,182)	$(6,525)	$(2,604)
Net loss per share	$(1,438)	$(1,216)	$(6,716)	$(2,680)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(5,634)	$(2,439)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	10,332	3,595
Dry-hole costs	2,055	111
Impairment of proved properties	-	435
Accretion expense	19	12
Amortization of premium on investments	-	57
Interest earned on marketable securities	(10)	-
Derivative instrument income	(47)	-
Derivative instrument settlements	62	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(783)	59
Increase in other current assets	(70)	(206)
Increase in due to operators	12	76
Increase (decrease) in accrued expenses	11	(16)
Net cash provided by operating activities	5,947	1,684

Cash flows from investing activities
Payments to operators for working interests and expenditures	(462)	-
Capital expenditures for oil and gas properties	(6,981)	(8,565)
Proceeds from the maturity of held-to-maturity investments	10,011	-
Investment in held-to-maturity securities	(10,001)	-
Interest reinvested in salvage fund	(24)	(24)
Net cash used in investing activities	(7,457)	(8,589)

Cash flows from financing activities
Distributions	(4,811)	(3,656)
Net cash used in financing activities	(4,811)	(3,656)

Net decrease in cash and cash equivalents	(6,321)	(10,561)
Cash and cash equivalents, beginning of period	15,794	13,162
Cash and cash equivalents, end of period	$9,473	$2,601

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$-	$128

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.   At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $2.8 million, of which $1.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in December 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.1 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The Fund did not record any impairments during the three and nine months ended September 30, 2010 or during the three months ended September 30, 2009.  During the nine months ended September 30, 2009, the Fund recorded an impairment to West Cameron 76 well #12 of $0.4 million, which was attributable to lower oil and gas commodity prices.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

At September 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

October 1, 2010 - October 31, 2010	Put Options	15,694	$4.90	$17

During the nine months ended September 30, 2010, the Fund’s derivative instrument income included unrealized gains of $13 thousand.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.  Completion efforts are ongoing for the Aspen Project and production is expected to commence during the fourth quarter 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$-	$-	$2,276	$-
Other wells	5	6	(221)	111
	$5	$6	$2,055	$111

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.6 million and $1.7 million for each of the three and nine months ended September 30, 2010 and 2009, respectively.

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

8.  Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $2.3 million related to its investment properties, of which $1.5 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
Lease Block	Interest	9/30/2010	Budget	Status
		(in thousands)
Non-producing Properties
Carrera Project	3.0%	$4,263	$4,634	Completion efforts are ongoing. Production expected January 2011.
Aspen Project	2.69%	$6,800	$8,643	Completion efforts are ongoing. Production expected fourth quarter 2011.
Producing Properties
Liberty Project	3.0%	$4,491	$4,491	Well completed and production commenced July 2010.
Cobalt Project	4.0%	$1,893	$1,917
Production commenced June 2009.  Minor recompletion into new zone in April 2010 to improve production at a cost of $7 thousand.  Additional recompletion activities planned at an estimated cost of $24 thousand.

West Cameron 75	20.0%	$25,254	$25,254	Production commenced December 2007. Recompletion activities completed in January 2010 at a cost of $1.9 million.
West Cameron 76 #12	11.24%	$5,331	$5,331	Production commenced May 2008.
Eugene Island 346/347 well #1	10.0%	$6,992	$7,042	Production commenced June 2008. A late-life recompletion is planned at an estimated cost of $50 thousand.
Eugene Island 346/347 well #2	10.0%	$1,393	$1,393	Production commenced July 2008.

Dry Hole
Targa Project	2.0%	$2,276	N/A	Drilling commenced February 2010; dry hole determination May 2010.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing. Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$3,716	$1,526	$9,228	$3,833

Expenses
Depletion and amortization	3,858	1,962	10,332	3,595
Dry-hole costs	5	6	2,055	111
Impairment of proved properties	-	-	-	435
Management fees to affiliate	564	577	1,719	1,730
Operating expenses	221	144	528	504
General and administrative expenses	97	89	311	376
Total expenses	4,745	2,778	14,945	6,751
Loss from operations	(1,029)	(1,252)	(5,717)	(2,918)
Other income
Interest income	11	161	36	479
Derivative instrument income	12	-	47	-
Total other income	23	161	83	479
Net loss	(1,006)	(1,091)	(5,634)	(2,439)
Other comprehensive loss
Unrealized loss on marketable securities	-	(126)	-	(398)

Total comprehensive loss	$(1,006)	$(1,217)	$(5,634)	$(2,837)

Overview.  Since inception, the Fund has had six wells come onto production, including the Liberty Project and the Cobalt Project, which began production in July 2010 and June 2009, respectively.

The Fund’s revenues, depletion and amortization and lease operating expense were affected by the timing of the onset of production of the Fund’s wells and by the impact of temporary shut-ins.  Eugene Island 346/347 wells #1 and #2 were shut-in during the nine months ended September 30, 2009 due to hurricane activity, and resumed production in July 2009. During November 2009, West Cameron 75 underwent an extensive sidetrack operation, resulting in a temporary shut-in from November 2009 until mid-January 2010.  As a result of the sidetrack operation, production rates for West Cameron 75 have increased.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2010 was $3.7 million, a $2.2 million increase from the three months ended September 30, 2009.  The increase is attributable to increased sales volume totaling $1.2 million coupled with the impact of increased average prices totaling $0.9 million.

Oil sales volumes were 15 thousand barrels and 6 thousand barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $74 per barrel and $68 per barrel during the three months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 585 thousand mcf and 358 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.19 per mcf and $3.21 per mcf during the three months ended September 30, 2010 and 2009, respectively.

Oil and gas revenue for the nine months ended September 30, 2010 was $9.2 million, a $5.4 million increase from the nine months ended September 30, 2009.  The increase is attributable to increased sales volume totaling $3.1 million coupled with the impact of increased average prices totaling $2.2 million.

Oil sales volumes were 28 thousand barrels and 8 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel and $65 per barrel during the nine months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 1.5 million mcf and 916 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.21 per mcf and $3.63 per mcf during the nine months ended September 30, 2010 and 2009, respectively.

The increase in volumes for the three months ended September 30, 2010 is primarily attributable to increased production rates for West Cameron 75, due to a successful sidetrack operation coupled with the onset of production of the Liberty and Cobalt projects, partially offset by a decrease for Eugene Island 346/347 well #2, which is nearing the end of its productive life.  See “Overview” above for additional information.

The increase in volumes for the nine months ended September 30, 2010 is primarily attributable to increased production rates for West Cameron 75, the onset of production of the Liberty and Cobalt projects and increased production attributable to Eugene Island 346/347 wells #1 and #2, which were shut-in during the three and nine months ended September 30, 2009.  See “Overview” above for additional information.

Depletion and Amortization.Depletion and amortization for the three and nine months ended September 30, 2010 was $3.9 million and $10.3 million, respectively, an increase of $1.9 million and $6.7 million from the three and nine months ended September 30, 2009, respectively.  The increase in the three month period resulted from an increase in production volumes totaling $1.4 million coupled with an increase in average depletion rates totaling $0.5 million.  The increase in the nine month period resulted from an increase in production volumes totaling $2.9 million coupled with an increase in average depletion rates totaling $3.8 million.  The increases in depletion rates were primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$-	$-	$2,276	$-
Other wells	5	6	(221)	111
	$5	$6	$2,055	$111

Impairment of Proved Properties.   During the nine months ended September 30, 2009, the Fund recorded an impairment to West Cameron 76 well #12 of $0.4 million, which was attributable to lower oil and gas commodity prices.  The Fund did not record any impairments during the three and nine months ended September 30, 2010 or during the three months ended September 30, 2009.

Management Fees to Affiliate.  Management fees for each of the three and nine months ended September 30, 2010 and 2009 were $0.6 million and $1.7 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$235	$137	$532	$374
Accretion expense	9	4	19	12
Geological costs	8	3	12	95
Workover expense	(31)	-	(35)	23
	$221	$144	$528	$504

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  For each of the three months ended September 30, 2010 and 2009, the average production cost was $0.33 per mcfe.  For the nine months ended September 30, 2010 and 2009, the average production cost was $0.30 per mcfe and $0.38 per mcfe, respectively.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Geological costs for the three and nine months ended September 30, 2010 related to Eugene Island 346/347 well #1 and the Aspen, Liberty and Carerra projects.  Geological costs for the three and nine months ended September 30, 2009 related to the Aspen Project.  Workover credits relate to West Cameron 75.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$60	$36	$174	$201
Accounting fees	32	43	120	139
Trust fees and other	5	10	17	36
	$97	$89	$311	$376

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended September 30, 2010 was $11 thousand, a $0.2 million decrease from the three months ended September 30, 2009.   Interest income for the nine months ended September 30, 2010 was $36 thousand, a $0.4 million decrease from the nine months ended September 30, 2009.   The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended September 30, 2010 realized gains related to these contracts were $12 thousand.  During the nine months ended September 30, 2010, realized gains related to these contracts were $35 thousand and unrealized gains related to these contracts were $13 thousand.  There was no derivative activity during the three and nine months ended September 30, 2009.

Unrealized Loss on Marketable Securities. During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which matured in December 2009. Unrealized gains and losses related to the securities’ changes in fair value were recorded in other comprehensive income until realized. The Fund recorded unrealized losses of $0.1 million and $0.4 million during the three and nine months ended September 30, 2009, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $5.9 million, primarily related to revenue received of $8.4 million, partially offset by management fees of $1.7 million, operating expenses of $0.5 million and general and administrative expenses of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $1.7 million, primarily related to revenue received of $3.9 million and interest income received of $0.4 million, partially offset by management fees of $1.7 million, operating expenses of $0.5 million and general and administrative expenses of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2010 were $7.5 million, primarily related to investments in U.S. Treasury securities of $10.0 million and capital expenditures for oil and gas properties of $7.4 million, inclusive of advances, partially offset by proceeds received from the maturity of U.S. Treasury securities totaling $10.0 million.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $8.6 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $4.8 million related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $3.7 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $2.3 million related to its investment properties of which $1.5 million is expected to be spent during the next twelve months.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY T FUND, LLC
Dated:	October 26, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 26, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)