Form 10-Q
period 2011-09-30
RIDGEWOOD ENERGY T FUND LLC
filed 2011-10-24
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No.  000-52578

RIDGEWOOD ENERGY T FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0141421 (I.R.S. Employer Identification No.)

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

As of October 24, 2011 the Fund had 971.6054 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,728	$2,930
Short-term investments in marketable securities	3,000	4,997
Production receivable	925	1,427
Receivable from sale of oil and gas properties	-	2,690
Other current assets	656	106
Total current assets	9,309	12,150
Salvage fund	1,171	1,147
Oil and gas properties:
Advances to operators for working interests and expenditures	2	271
Unproved properties	1,262	1,260
Proved properties	50,804	50,056
Less: accumulated depletion and amortization	(32,690)	(26,450)
Total oil and gas properties, net	19,378	25,137
Total assets	$29,858	$38,434

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$493	$195
Accrued expenses	27	52
Total current liabilities	520	247
Asset retirement obligations	771	771
Total liabilities	1,291	1,018

Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(4,478)	(3,466)
Retained earnings	2,727	1,830
Manager's total	(1,751)	(1,636)
Shareholders:
Capital contributions (1,000 shares authorized;
971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(27,883)	(19,640)
Accumulated deficit	(69,338)	(68,847)
Shareholders' total	30,318	39,052
Total members' capital	28,567	37,416
Total liabilities and members' capital	$29,858	$38,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$2,742	$3,716	$8,901	$9,228
Expenses
Depletion and amortization	1,895	3,858	6,240	10,332
Dry-hole costs	11	5	(254)	2,055
Management fees to affiliate (Note 4)	512	564	1,553	1,719
Operating expenses	289	221	771	528
General and administrative expenses	43	97	226	311
Total expenses	2,750	4,745	8,536	14,945
(Loss) income from operations	(8)	(1,029)	365	(5,717)
Other income	174	23	41	83
Net income (loss)	$166	$(1,006)	$406	$(5,634)

Manager Interest
Net income	$291	$391	$897	$891

Shareholder Interest
Net loss	$(125)	$(1,397)	$(491)	$(6,525)
Net loss per share	$(129)	$(1,438)	$(505)	$(6,716)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$406	$(5,634)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	6,240	10,332
Dry-hole costs	(254)	2,055
Derivative instrument income	(14)	(47)
Derivative instrument settlements	140	62
Changes in assets and liabilities:
Decrease (increase) in production receivable	502	(783)
Increase in other current assets	(430)	(80)
Increase in due to operators	78	12
(Decrease) increase in accrued expenses	(25)	30
Net cash provided by operating activities	6,643	5,947

Cash flows from investing activities
Payments to operators for working interests and expenditures	(2)	(462)
Capital expenditures for oil and gas properties	(254)	(6,981)
Proceeds from sale of oil and gas properties	2,690	-
Proceeds from maturity of investments	5,000	10,011
Investments in marketable securities	(3,000)	(10,001)
Interest reinvested in salvage fund	(24)	(24)
Net cash provided by (used in) investing activities	4,410	(7,457)

Cash flows from financing activities
Distributions	(9,255)	(4,811)
Net cash used in financing activities	(9,255)	(4,811)

Net increase (decrease) in cash and cash equivalents	1,798	(6,321)
Cash and cash equivalents, beginning of period	2,930	15,794
Cash and cash equivalents, end of period	$4,728	$9,473

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$271	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 4 and 6.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $3.2 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2011, the Fund had short-term, held-to-maturity investments of $3.0 million, which mature in April 2012.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in December 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.3 million and $39 thousand, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 2.  “Derivative Instruments,” for more information.

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. During the first quarter 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

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

At September 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

`
Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - April 30, 2012	Put Options	8,150	$105.00	$93
October 1, 2011 - April 30, 2012	Put Options	3,888	$112.00	$63
October 1, 2011 - April 30, 2012	Put Options	3,888	$100.00	$34

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - October 31, 2011	Put Options	69,913	$4.25	$34
October 1, 2011 - October 31, 2011	Put Options	69,913	$4.35	$41

For the three and nine months ended September 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(70)	$12	$(139)	$34
Unrealized gains on derivative instruments	236	-	153	13
	$166	$12	$14	$47

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Targa Project	$(1)	$-	$-	$2,276
Other wells	12	5	(254)	(221)
	$11	$5	$(254)	$2,055

4.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended September 30, 2011 and 2010 were $0.5 million and $0.6 million, respectively.  Management fees for the nine months ended September 30, 2011 and 2010 were $1.6 million and $1.7 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended September 30, 2011 and 2010 were $0.2 million and $0.4 million, respectively. Distributions paid to the Manager for the nine months ended September 30, 2011 and 2010 were $1.0 million and $0.7 million, respectively.

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

5.  Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, receivable from sale of oil and gas properties, salvage fund and accrued expenses approximate fair value.  At September 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are  over-the-counter derivatives with a third party.

6.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $6.3 million related to its investment properties, of which $3.1 million is expected to be spent during the next twelve months. Included in these amounts are estimated costs of $0.8 million related to the West Cameron 75 pipeline repair.  West Cameron 75 has been shut-in since March 30, 2011 as a result of damages sustained to its production pipeline, which is owned by a third-party company.  During the third quarter, the Fund agreed to participate in the repair costs of the pipeline in order to facilitate resumption of production.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

7.   Subsequent Events

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

		Total Spent
		through	Total
	Working	September 30,	Fund
Lease Block	Interest	2011	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$1,262	$3,607
Drilling commenced in March 2010 and was suspended due to the moratorium.  Permit to resume drilling was obtained in August 2011.  Drilling expected to resume in fourth quarter 2011.  Acquired interest in October 2010.

Producing Properties
Carrera Project	3.0%	$4,717	$4,732	Production commenced June 2011. Separator upgrade planned for October 2011 at an estimated cost of $15 thousand.
Cobalt Project	4.0%	$1,893	$1,945
Production commenced in 2009.  Maintenance work completed in July 2011 at a cost of $4 thousand, which increased well's production rates.  Ongoing recompletion efforts planned at an estimated cost of $0.1 million.

Eugene Island 346/347 well #1	10.0%	$6,989	$7,039	Production commenced in 2008. Recompletion efforts to access behind the pipe reserves are planned for fourth quarter 2011 at an estimated cost of $50 thousand.
Liberty Project	3.0%	$4,518	$4,518	Production commenced July 2010.
West Cameron 75	20.0%	$25,274	$29,074
Production commenced in 2007.  Well has been shut-in since March 30, 2011 as a result of damages sustained by the pipeline during a dredging operation performed by the US Army Corps of Engineers. The Fund has agreed to participate in the costs to repair and deepen the third-party pipeline and estimates the costs to be $0.8 million.  The repair efforts are expected to be completed during the fourth quarter 2011.  An additional recompletion is planned for 2013 at an estimated cost of $3.0 million.

West Cameron 76 #12	11.24%	$5,318	$5,318	Production commenced in 2008.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$2,742	$3,716	$8,901	$9,228
Expenses
Depletion and amortization	1,895	3,858	6,240	10,332
Dry-hole costs	11	5	(254)	2,055
Management fees to affiliate	512	564	1,553	1,719
Operating expenses	289	221	771	528
General and administrative expenses	43	97	226	311
Total expenses	2,750	4,745	8,536	14,945
(Loss) income from operations	(8)	(1,029)	365	(5,717)
Other income	174	23	41	83
Net income (loss)	$166	$(1,006)	$406	$(5,634)

Overview.  The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	5	6	6	6
Total number of production days	505	530	1,305	1,363
Average mcfe per production day	476	1,378	843	1,326

The decreases in production days and average production rate were principally attributable to the West Cameron 75 well, which has been shut-in since March 30, 2011.  See additional discussion in “Business Update” section above. Such decreases were partially offset by the onset of production of the Liberty Project in July 2010 and the Carrera Project in June 2011.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2011 was $2.7 million, a $1.0 million decrease from the three months ended September 30, 2010.  The decrease is attributable to decreased sales volume totaling $1.7 million partially offset by the impact of the change in average prices totaling $0.7 million.

Oil and gas revenue for the nine months ended September 30, 2011 was $8.9 million, a $0.3 million decrease from the nine months ended September 30, 2010.  The decrease is attributable to decreased sales volume totaling $1.8 million partially offset by the impact of the change in average prices totaling $1.5 million.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	21	15	50	28
Average oil price per barrel	$104	$74	$104	$75
Gas sales in thousands of mcfs	88	585	682	1,480
Average gas price per mcf	$4.36	$4.19	$3.90	$4.21

The increases in oil volumes were primarily the result of the onset of production of the Liberty and Carrera projects.  The decreases in gas volumes were primarily the result of West Cameron 75, which has been shut-in since March 30, 2011.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2011 was $1.9 million and $6.2 million, respectively, a decrease of $2.0 million and $4.1 million from the three and nine months ended September 30, 2010, respectively.  The decrease in the three month period resulted from a decrease in production volumes totaling $2.6 million, partially offset by an increase in average depletion rates totaling $0.6 million.  The decrease in the nine month period resulted from a decrease in production volumes totaling $4.0 million, coupled with a decrease in average depletion rates totaling $0.1 million.  The changes in average depletion rates were principally the result of higher cost reserve additions.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Targa Project	$(1)	$-	$-	$2,276
Other wells	12	5	(254)	(221)
	$11	$5	$(254)	$2,055

Management Fees to Affiliate.  Management fees for the three months ended September 30, 2011 and 2010 were $0.5 million and $0.6 million, respectively.  Management fees for the nine months ended September 30, 2011 and 2010 were $1.6 million and $1.7 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$283	$235	$752	$532
Other	6	(14)	19	(4)
	$289	$221	$771	$528

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.18 per mcfe and $0.68 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $0.33 per mcfe and $0.30 per mcfe during the three and nine months ended September 30, 2010, respectively.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Insurance expense	$35	$60	$128	$174
Accounting fees	6	32	91	120
Trust fees and other	2	5	7	17
	$43	$97	$226	$311

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

Other Income.  Other income for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$8	$11	$27	$36
Realized (losses) gains on derivative instruments	(70)	12	(139)	34
Unrealized gains on derivative instruments	236	-	153	13
	$174	$23	$41	$83

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2011 were $6.6 million, primarily related to revenue received of $9.4 million coupled with derivative instrument settlements of $0.1 million, partially offset by management fees of $1.6 million, the purchase of derivative instruments of $0.4 million, operating expenses paid of $0.7 million and general and administrative expenses paid of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $5.9 million, primarily related to revenue received of $8.4 million, partially offset by management fees of $1.7 million, operating expenses of $0.5 million and general and administrative expenses of $0.3 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2011 were $4.4 million, primarily related to proceeds from U.S Treasury securities of $5.0 million coupled with proceeds received from the sale of the Aspen Project of $2.7 million, partially offset by investments in U.S. Treasury securities of $3.0 million and capital expenditures for oil and gas properties of $0.3 million, inclusive of advances.

Cash flows used in investing activities for the nine months ended September 30, 2010 were $7.5 million, primarily related to investments in U.S. Treasury securities of $10.0 million and capital expenditures for oil and gas properties of $7.4 million, inclusive of advances, partially offset by proceeds received from the maturity of U.S. Treasury securities totaling $10.0 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $9.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $4.8 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $6.3 million related to its investment properties, of which $3.1 million is expected to be spent during the next twelve months.  Included in these amounts are estimated costs of $0.8 million related to the West Cameron 75 pipeline repair.  During the third quarter, the Fund agreed to participate in the repair costs of the pipeline in order to facilitate resumption of production.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY T FUND, LLC
Dated:	October 24, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 24, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)