Form 10-Q
period 2014-03-31
RIDGEWOOD ENERGY T FUND LLC
filed 2014-04-24
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of April 24, 2014 the Fund had 971.6054 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$8,904	$8,636
Production receivable	1,907	1,568
Other current assets	24	92
Total current assets	10,835	10,296
Salvage fund	1,310	1,309
Other assets	493	526
Oil and gas properties:
Advances to operators for working interests and expenditures	-	101
Proved properties	53,597	53,448
Equipment and facilities - in progress	2,416	1,842
Less: accumulated depletion, depreciation and amortization	(47,624)	(47,319)
Total oil and gas properties, net	8,389	8,072
Total assets	$21,027	$20,203

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,980	$1,753
Accrued expenses	42	41
Total current liabilities	2,022	1,794
Asset retirement obligations	1,556	1,556
Total liabilities	3,578	3,350
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,263)	(7,096)
Retained earnings	6,030	5,729
Manager's total	(1,233)	(1,367)
Shareholders:
Capital contributions (1,000 shares authorized;
971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(43,666)	(42,721)
Accumulated deficit	(65,191)	(66,598)
Shareholders' total	18,682	18,220
Total members' capital	17,449	16,853
Total liabilities and members' capital	$21,027	$20,203

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue
Oil and gas revenue	$3,160	$3,721

Expenses
Depletion, depreciation and amortization	305	917
Management fees to affiliate (Note 2)	509	512
Operating expenses	347	406
Workover expense	235	10
General and administrative expenses	59	79
Total expenses	1,455	1,924
Income from operations	1,705	1,797
Interest income	3	-
Net income	$1,708	$1,797

Manager Interest
Net income	$301	$399

Shareholder Interest
Net income	$1,407	$1,398
Net income per share	$1,450	$1,438

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$1,708	$1,797
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	305	917
Changes in assets and liabilities:
(Increase) decrease in production receivable	(339)	380
Decrease in other current assets	21	35
Increase (decrease) in due to operators	262	(9)
Increase in accrued expenses	1	-
Net cash provided by operating activities	1,958	3,120

Cash flows from investing activities
Capital expenditures for oil and gas properties	(577)	(59)
Investments in salvage fund	(1)	-
Net cash used in investing activities	(578)	(59)

Cash flows from financing activities
Distributions	(1,112)	(1,841)
Net cash used in financing activities	(1,112)	(1,841)

Net increase in cash and cash equivalents	268	1,220
Cash and cash equivalents, beginning of period	8,636	8,050
Cash and cash equivalents, end of period	$8,904	$9,270

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$101	$-

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

The Manager has direct and exclusive control over the management of the Fund’s operations. With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 3 and 4.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2013 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority. Cash and cash equivalents approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2014, all of the Fund’s bank balances exceeded federally insured limits, as such amounts were not maintained in insured bank accounts.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”. At March 31, 2014 and December 31, 2013, $0.5 million of debt discounts and deferred financing costs were unamortized. Amortization expense was $33 thousand for each of the three months ended March 31, 2014 and 2013.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.  Workover expense during the three months ended March 31, 2014 and 2013, totaling $0.2 million and $10 thousand, respectively, related to the Carrera Project.

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2014 and December 31, 2013, amounts recorded in due to operators totaling $0.7 million related to capital expenditures for oil and gas properties.

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

2.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.5 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2014 and 2013 were $0.2 million and $0.3 million, respectively.

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

3.           Credit Agreement – Beta Project Financing

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

As of March 31, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement. The Fund anticipates it will borrow approximately $8.8 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020. The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.7 million, which is amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on Level 3 inputs, which include projected net income from reserves and forward pricing curves.  At March 31, 2014 and December 31, 2013, the outstanding debt discounts and deferred financing costs were $0.5 million.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at March 31, 2014 and December 31, 2013.

4.           Commitments and Contingencies

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

As of March 31, 2014, the Fund expects to spend an additional $16.6 million related to its investments in oil and gas properties, of which $3.9 million is expected to be spent during the next twelve months. Total capital commitments exceed available working capital by $7.8 million at March 31, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project. In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.8 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. See Note 3. “Credit Agreement – Beta Project Financing,” for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2013 Annual Report on Form 10-K.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2014	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$4,940	$18,425	Well deemed to be a discovery in February 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Carrera Project	3.0%	$4,865	$4,865	Production commenced in 2011. Well is currently shut-in due to ongoing repairs, and is expected to resume production in May 2014.
Cobalt Project	4.0%	$1,894	$1,926	Production commenced in 2009. A recompletion is currently being evaluated for 2016 and an additional recompletion is expected in 2019 at an estimated total cost of $32 thousand.
Eugene Island 346/347 well #1 & #2	10.0%	$8,395	$8,445	Production commenced in 2008. Wells are currently producing at nominal rates; awaiting recompletion, which is expected in 2014 at an estimated cost of $50 thousand.
Liberty Project	3.0%	$4,512	$4,542	Production commenced in 2010. Recompletion is planned for 2015 at an estimated cost of $30 thousand.
West Cameron 75	20.0%	$25,112	$28,112	Production commenced in 2007. Recompletion is planned for 2015 at an estimated cost of $3.0 million.
West Cameron 76 #12	11.24%	$5,319	$5,319	Production commenced in 2008.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2014	2013
Revenue	(in thousands)
Oil and gas revenue	$3,160	$3,721

Expenses
Depletion, depreciation and amortization	305	917
Management fees to affiliate	509	512
Operating expenses	347	406
Workover expense	235	10
General and administrative expenses	59	79
Total expenses	1,455	1,924
Income from operations	1,705	1,797
Interest income	3	-
Net income	$1,708	$1,797

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Number of wells producing	6	6
Total number of production days	437	439
Oil sales (in thousands of barrels)	7	16
Average oil price per barrel	$99	$110
Gas sales (in thousands of mcfs)	486	525
Average gas price per mcf	$4.96	$3.61

The number of wells producing and total number of production days during the three months ended March 31, 2014 was impacted due to the Carrera Project, which was shut-in due to ongoing repairs, and also by Eugene Island 346 well #2, which resumed production, although at nominal rates.  The decrease in sales volumes was related to the Carrera Project and natural declines in the Fund’s wells’ production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2014 was $3.2 million, a decrease of $0.6 million from the three months ended March 31, 2013.  The decrease is attributable to decreased sales volume totaling $1.1 million, partially offset by the impact of the change in average prices totaling $0.6 million. See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2014 was $0.3 million, a decrease of $0.6 million from the three months ended March 31, 2013.  The decrease resulted from a decrease in average depletion rates totaling $0.5 million coupled with a decrease in production volumes totaling $0.1 million.  The decrease in average depletion rates was principally attributable to increases in reserve estimates, principally related to West Cameron 75.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.5 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Lease operating expense	$336	$397
Dry-hole costs	8	-
Geological costs	3	9
	$347	$406

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $3.82 per barrel of oil equivalent (“BOE”) during each of the three months ended March 31, 2014 and 2013.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves. Workover expense during the three months ended March 31, 2014 and 2013, totaling $0.2 million and $10 thousand, respectively, related to the Carrera Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Accounting and professional fees	$32	$45
Insurance expense	26	33
Other	1	1
	$59	$79

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents.  Interest income for the three months ended March 31, 2014 was $3 thousand.  The Fund did not earn interest income for the three months ended March 31, 2013.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2014 were $2.0 million, primarily related to revenue received of $2.8 million, partially offset by management fees of $0.5 million, operating expenses paid of $0.2 million and workover expense paid of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2013 were $3.1 million, primarily related to revenue received of $4.1 million, partially offset by management fees of $0.5 million and operating expenses paid of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2014 were $0.6 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2013 were $0.1 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2014 were $1.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2013 were $1.8 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2014, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $13.5 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of March 31, 2014, the Fund expects to spend an additional $16.6 million related to its investments in oil and gas properties, of which $3.9 million is expected to be spent during the next twelve months. Total capital commitments exceed available working capital by $7.8 million at March 31, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project. In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.8 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See “Credit Agreement” below for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $8.8 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of March 31, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding this credit agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist at March 31, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY T FUND, LLC
Dated:	April 24, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 24, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)