Form 10-Q
period 2014-06-30
RIDGEWOOD ENERGY T FUND LLC
filed 2014-07-24
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of July 24, 2014 the Fund had 971.6054 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,470	$8,636
Production receivable	1,587	1,568
Other current assets	1	92
Total current assets	9,058	10,296
Salvage fund	1,692	1,309
Other assets	460	526
Oil and gas properties:
Advances to operators for working interests and expenditures	-	101
Proved properties	54,278	53,448
Equipment and facilities - in progress	3,511	1,842
Less: accumulated depletion, depreciation and amortization	(48,260)	(47,319)
Total oil and gas properties, net	9,529	8,072
Total assets	$20,739	$20,203

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,794	$1,753
Accrued expenses	33	41
Total current liabilities	1,827	1,794
Asset retirement obligations	1,556	1,556
Total liabilities	3,383	3,350
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,524)	(7,096)
Retained earnings	6,366	5,729
Manager's total	(1,158)	(1,367)
Shareholders:
Capital contributions (1,000 shares authorized;
971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(45,146)	(42,721)
Accumulated deficit	(63,879)	(66,598)
Shareholders' total	18,514	18,220
Total members' capital	17,356	16,853
Total liabilities and members' capital	$20,739	$20,203

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$3,017	$3,124	$6,177	$6,845

Expenses
Depletion, depreciation and amortization	636	824	941	1,741
Management fees to affiliate (Note 2)	508	511	1,017	1,023
Operating expenses	185	311	532	717
Workover expense	(15)	45	220	55
General and administrative expenses	57	86	116	165
Total expenses	1,371	1,777	2,826	3,701
Income from operations	1,646	1,347	3,351	3,144
Interest income	2	-	5	-
Net income	$1,648	$1,347	$3,356	$3,144

Manager Interest
Net income	$336	$308	$637	$707

Shareholder Interest
Net income	$1,312	$1,039	$2,719	$2,437
Net income per share	$1,350	$1,069	$2,800	$2,507

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$3,356	$3,144
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	941	1,741
Changes in assets and liabilities:
(Increase) decrease in production receivable	(19)	479
Decrease in other current assets	45	70
(Decrease) increase in due to operators	(381)	24
Decrease in accrued expenses	(8)	(10)
Net cash provided by operating activities	3,934	5,448

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,864)	(320)
Investments in salvage fund	(383)	-
Net cash used in investing activities	(2,247)	(320)

Cash flows from financing activities
Distributions	(2,853)	(3,399)
Net cash used in financing activities	(2,853)	(3,399)

Net (decrease) increase in cash and cash equivalents	(1,166)	1,729
Cash and cash equivalents, beginning of period	8,636	8,050
Cash and cash equivalents, end of period	$7,470	$9,779

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$101	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”. At June 30, 2014 and December 31, 2013, $0.5 million of debt discounts and deferred financing costs were unamortized. Amortization expense was $33 thousand for each of the three months ended June 30, 2014 and 2013.  Amortization expense was $66 thousand for each of the six months ended June 30, 2014 and 2013.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs.  Interest costs related to the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.  Credits to workover expense of $15 thousand and workover expense of $0.2 million during the three and six months ended June 30, 2014, respectively, related to the Carrera Project.  Workover expense of $45 thousand and $55 thousand during the three and six months ended June 30, 2013, respectively, related to the Liberty and Carrera projects.

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At June 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $1.1 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three and six months ended June 30, 2014 and 2013 were $0.5 million and $1.0 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three and six months ended June 30, 2014 were $0.3 million and $0.4 million, respectively.  Distributions paid to the Manager for the three and six months ended June 30, 2013 were $0.2 million and $0.5 million, respectively.

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

As of June 30, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement. The Fund anticipates it will borrow approximately $8.8 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020. The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.7 million, which is amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on Level 3 inputs, which include projected net income from reserves and forward pricing curves.  At June 30, 2014 and December 31, 2013, the outstanding debt discounts and deferred financing costs were $0.5 million.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at June 30, 2014 and December 31, 2013.

4.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. Currently, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently anticipates such development will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of an additional well beyond the four projected wells, the cost of which is not included in the below estimates.

As of June 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $14.9 million, of which $4.6 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital by $7.7 million at June 30, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project. In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.8 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See Note 3. “Credit Agreement – Beta Project Financing” for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

During the past several years, the United States Congress, as well as certain regulatory agencies with jurisdiction over the Fund’s business, have considered or proposed legislation or regulation relating to the upstream oil and gas industry both onshore and offshore including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990.  If any such proposals were to be enacted or adopted they could potentially materially impact the Fund’s operations.  It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2014	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$6,652	$18,422	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Carrera Project	3.0%	$4,875	$4,875
Production commenced in 2011.  Well has been shut-in periodically during 2014 due to maintenance activities.  Well is currently shut-in due to pipeline maintenance activities and is expected to resume production in late-July 2014.

Cobalt Project	4.0%	$1,894	$1,926	Production commenced in 2009. Recompletions are expected in 2016 and 2019 at an estimated total cost of $32 thousand.
Eugene Island 346/347 well #1 & #2	10.0%	$8,395	$8,445	Production commenced in 2008. Wells are currently producing at nominal rates; awaiting recompletion, which is expected in 2014 at an estimated cost of $50 thousand.
Liberty Project	3.0%	$4,512	$4,542
Production commenced in 2010.  Well is currently shut-in due to pipeline maintenance activities, and is expected to resume production in late-July 2014.  Recompletion is planned for 2015 at an estimated cost of $30 thousand.

West Cameron 75	20.0%	$25,112	$28,112	Production commenced in 2007. Recompletion is planned for 2015 at an estimated cost of $3.0 million.
Fully Depleted
West Cameron 76 #12	11.24%	$5,341	$5,341	Production commenced in 2008. Well reached the end of its productive life in second quarter 2014.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	(in thousands)
Oil and gas revenue	$3,017	$3,124	$6,177	$6,845

Expenses
Depletion, depreciation and amortization	636	824	941	1,741
Management fees to affiliate	508	511	1,017	1,023
Operating expenses	185	311	532	717
Workover expense	(15)	45	220	55
General and administrative expenses	57	86	116	165
Total expenses	1,371	1,777	2,826	3,701
Income from operations	1,646	1,347	3,351	3,144
Interest income	2	-	5	-
Net income	$1,648	$1,347	$3,356	$3,144

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Number of wells producing	6	6	7	6
Total number of production days	387	450	829	889
Oil sales (in thousands of barrels)	11	13	18	29
Average oil price per barrel	$101	$105	$100	$107
Gas sales (in thousands of mcfs)	435	491	944	1,014
Average gas price per mcf	$4.39	$3.98	$4.62	$3.75

During the three and six months ended June 30, 2014, West Cameron 76 #12 reached the end of its productive life.  Such decrease was offset by the resumption of production of Eugene Island 346 well #2, at nominal rates.   The decreases in oil and gas sales volumes were attributable to West Cameron 76 #12, West Cameron 75, which was shut-in briefly for maintenance activities, and the Carrera Project, which was shut-in due to ongoing repairs, which were completed in April 2014.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2014 was $3.0 million, a decrease of $0.1 million from the three months ended June 30, 2013.  The decrease is attributable to decreased sales volume totaling $0.4 million, partially offset by the impact of the change in average prices totaling $0.2 million.  Oil and gas revenue for the six months ended June 30, 2014 was $6.2 million, a decrease of $0.7 million from the six months ended June 30, 2013.  The decrease is attributable to decreased sales volume totaling $1.5 million, partially offset by the impact of the change in average prices totaling $0.8 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended June 30, 2014 was $0.6 million, a decrease of $0.2 million from the three months ended June 30, 2013.  The decrease resulted from a decrease in average depletion rates totaling $0.1 million coupled with a decrease in production volumes totaling $0.1 million.  Depletion, depreciation and amortization for the six months ended June 30, 2014 was $0.9 million, a decrease of $0.8 million from the six months ended June 30, 2013.  The decrease resulted from a decrease in average depletion rates totaling $0.6 million coupled with a decrease in production volumes totaling $0.2 million. The decreases in average depletion rates were primarily attributable to increases in reserve estimates, principally related to West Cameron 75.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2014 and 2013 were $0.5 million.  Management fees for each of the six months ended June 30, 2014 and 2013 were $1.0 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$181	$377	$517	$774
Dry-hole costs	-	(69)	8	(69)
Geological costs	4	3	7	12
	$185	$311	$532	$717

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”. The average production cost was $2.17 per barrel of oil equivalent (“BOE”) and $2.95 per BOE during the three and six months ended June 30, 2014, respectively, compared to $3.98 per BOE and $3.92 per BOE during the three and six months ended June 30, 2013, respectively. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves. During the three and six months ended June 30, 2014, the Fund recorded credits to workover expense of $15 thousand and workover expense of $0.2 million, respectively, principally related to the Carrera Project.  During the three and six months ended June 30, 2013, workover expense of $45 thousand and $55 thousand, respectively, related to the Liberty and Carrera projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Accounting and professional fees	$29	$39	$61	$84
Insurance expense	26	44	52	77
Other	2	3	3	4
	$57	$86	$116	$165

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2014 were $3.9 million, primarily related to revenue received of $6.2 million, partially offset by management fees of $1.0 million, operating expenses paid of $0.8 million, workover expense paid of $0.4 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2013 were $5.4 million, primarily related to revenue received of $7.3 million, partially offset by management fees of $1.0 million, operating expenses paid of $0.7 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2014 were $2.2 million, related to capital expenditures for oil and gas properties of $1.9 million and investments in salvage fund of $0.4 million.

Cash flows used in investing activities for the six months ended June 30, 2013 were $0.3 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2014 were $2.9 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2013 were $3.4 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2014, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $11.8 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of an additional well beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

Capital expenditures for investment properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties. Such needs are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of June 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $14.9 million, of which $4.6 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital by $7.7 million at June 30, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project. In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.8 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See “Credit Agreement” below for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $8.8 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of June 30, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding this credit agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist at June 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY T FUND, LLC
Dated:	July 24, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 24, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)