Form 10-Q
period 2014-09-30
RIDGEWOOD ENERGY T FUND LLC
filed 2014-10-21
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of October 21, 2014 the Fund had 971.6054 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$6,981	$8,636
Production receivable	1,363	1,568
Other current assets	163	92
Total current assets	8,507	10,296

Salvage fund	1,692	1,309
Other assets	427	526
Oil and gas properties:
Advances to operators for working interests and expenditures	-	101
Proved properties	54,682	53,448
Equipment and facilities - in progress	4,112	1,842
Less: accumulated depletion, depreciation and amortization	(48,722)	(47,319)
Total oil and gas properties, net	10,072	8,072
Total assets	$20,698	$20,203

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,610	$1,753
Accrued expenses	34	41
Total current liabilities	1,644	1,794
Asset retirement obligations	1,556	1,556
Long-term borrowings	800	-
Other liabilities	10	-
Total liabilities	4,010	3,350

Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,849)	(7,096)
Retained earnings	6,656	5,729
Manager's total	(1,193)	(1,367)

Shareholders:
Capital contributions (1,000 shares authorized;
971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(46,986)	(42,721)
Accumulated deficit	(62,672)	(66,598)
Shareholders' total	17,881	18,220

Total members' capital	16,688	16,853
Total liabilities and members' capital	$20,698	$20,203

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$2,889	$3,093	$9,066	$9,938

Expenses
Depletion, depreciation and amortization	462	882	1,403	2,623
Dry-hole costs	1	612	9	543
Management fees to affiliate (Note 2)	474	512	1,491	1,535
Operating expenses	353	350	877	1,136
Workover expense	20	76	240	131
General and administrative expenses	84	50	200	215
Total expenses	1,394	2,482	4,220	6,183
Income from operations	1,495	611	4,846	3,755
Interest income	2	-	7	-
Net income	$1,497	$611	$4,853	$3,755

Manager Interest
Net income	$290	$302	$927	$1,009

Shareholder Interest
Net income	$1,207	$309	$3,926	$2,746
Net income per share	$1,241	$318	$4,041	$2,826

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$4,853	$3,755
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	1,403	2,623
Dry-hole costs	9	543
Changes in assets and liabilities:
Decrease in production receivable	205	856
(Increase) decrease in other current assets	(118)	7
Decrease in due to operators	(304)	(70)
Decrease in accrued expenses	(7)	(7)
Net cash provided by operating activities	6,041	7,707

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(143)
Capital expenditures for oil and gas properties	(3,095)	(1,332)
Investments in salvage fund	(383)	-
Net cash used in investing activities	(3,478)	(1,475)

Cash flows from financing activities
Long-term borrowings	800	-
Distributions	(5,018)	(5,153)
Net cash used in financing activities	(4,218)	(5,153)

Net (decrease) increase in cash and cash equivalents	(1,655)	1,079
Cash and cash equivalents, beginning of period	8,636	8,050
Cash and cash equivalents, end of period	$6,981	$9,129

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$101	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Debt Discounts and  Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”. At September 30, 2014 and December 31, 2013, $0.4 million and $0.5 million, respectively, of debt discounts and deferred financing costs were unamortized. Amortization expense was $33 thousand for each of the three months ended September 30, 2014 and 2013.  Amortization expense was $0.1 million for each of the nine months ended September 30, 2014 and 2013.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs.  Dry-hole costs during the three and nine months ended September 30, 2014 and 2013 related to wells that were determined to be dry holes in prior periods.  Interest costs related to the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred. Workover expense during the three and nine months ended September 30, 2014 and 2013 related to the Liberty and Carrera projects.

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At September 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $0.9 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three and nine months ended September 30, 2014 and 2013 were $0.5 million and $1.5 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for each of the three and nine months ended September 30, 2014 and 2013 were $0.3 million and $0.8 million, respectively.

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

The Fund anticipates it will borrow approximately $8.8 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020. The Loan may be prepaid by the Fund without premium or penalty.  As of September 30, 2014, the Fund had borrowings of $0.8 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.  During each of the three and nine months ended September 30, 2014, interest costs of $11 thousand were capitalized and included on the balance sheet within “Oil and gas properties”. The Fund had no interest costs during the three and nine months ended September 30, 2013.

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

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $15.8 million, of which $5.5 million is expected to be spent during the next twelve months. These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $3.2 million and projected interest costs of $2.3 million for the Beta Project, exceed available working capital and salvage fund by $7.2 million at September 30, 2014.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.8 million, of which the Fund has borrowed $0.8 million at September 30, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See Note 3. “Credit Agreement – Beta Project Financing” for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  The budget for each project is inclusive of estimated asset retirement obligations.

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2014	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$7,621	$18,637	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Carrera Project	3.0%	$4,875	$5,265	Production commenced in 2011. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities.
Cobalt Project	4.0%	$1,894	$2,002	Production commenced in 2009. Recompletions are planned for 2016 and 2019.
Eugene Island 346/347 wells #1 & #2	10.0%	$8,395	$8,960	Production commenced in 2008. Wells are currently producing at nominal rates. Recompletion is planned for 2015.
Liberty Project	3.0%	$4,512	$4,932	Production commenced in 2010. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities. Recompletion is planned for 2015.
West Cameron 75	20.0%	$25,112	$28,324	Production commenced in 2007. Recompletion is planned for 2015.
Fully Depleted
West Cameron 76 #12	11.24%	$5,343	$5,399	Production commenced in 2008. Well reached the end of its productive life in second quarter 2014.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	(in thousands)
Oil and gas revenue	$2,889	$3,093	$9,066	$9,938

Expenses
Depletion, depreciation and amortization	462	882	1,403	2,623
Dry-hole costs	1	612	9	543
Management fees to affiliate	474	512	1,491	1,535
Operating expenses	353	350	877	1,136
Workover expense	20	76	240	131
General and administrative expenses	84	50	200	215
Total expenses	1,394	2,482	4,220	6,183
Income from operations	1,495	611	4,846	3,755
Interest income	2	-	7	-
Net income	$1,497	$611	$4,853	$3,755

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Number of wells producing	6	6	7	6
Total number of production days	444	552	1,286	1,445
Oil sales (in thousands of barrels)	11	13	29	41
Average oil price per barrel	$95	$107	$98	$107
Gas sales (in thousands of mcfs)	427	489	1,403	1,527
Average gas price per mcf	$3.83	$3.49	$4.39	$3.63

During the three and nine months ended September 30, 2014, the number of wells producing was impacted by West Cameron 76 #12, which  reached the end of its productive life in second quarter 2014, and by the resumption of production of Eugene Island 346/347 well #2, in first quarter 2014, although at nominal rates.  The decreases in oil and gas sales volumes were principally attributable to the Carrera Project, which was shut-in periodically due to repairs and maintenance activities, and to West Cameron 76 #12.   See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2014 was $2.9 million, a decrease of $0.2 million from the three months ended September 30, 2013.  The decrease is principally attributable to decreased sales volume.  Oil and gas revenue for the nine months ended September 30, 2014 was $9.1 million, a decrease of $0.9 million from the nine months ended September 30, 2013.  The decrease is attributable to decreased sales volume totaling $1.7 million, partially offset by the impact of the change in average prices totaling $0.8 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended September 30, 2014 was $0.5 million, a decrease of $0.4 million from the three months ended September 30, 2013.  The decrease resulted from a decrease in average depletion rates totaling $0.3 million coupled with a decrease in production volumes totaling $0.1 million.  Depletion, depreciation and amortization for the nine months ended September 30, 2014 was $1.4 million, a decrease of $1.2 million from the nine months ended September 30, 2013.  The decrease resulted from a decrease in average depletion rates totaling $0.9 million coupled with a decrease in production volumes totaling $0.3 million. The decreases in average depletion rates were primarily attributable to increases in reserve estimates, principally related to West Cameron 75.  See “Overview” above for additional information.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs were $1 thousand and $9 thousand during the three and nine months ended September 30, 2014, respectively.  Dry-hole costs were $0.6 million and $0.5 million during the three and nine months ended September 30, 2013, respectively.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2014 and 2013 were $0.5 million.  Management fees for each of the nine months ended September 30, 2014 and 2013 were $1.5 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$348	$344	$865	$1,118
Geological costs	5	6	12	18
	$353	$350	$877	$1,136

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”. The average production cost was $4.26 per barrel of oil equivalent (“BOE”) and $3.29 per BOE during the three and nine months ended September 30, 2014, respectively, compared to $3.65 per BOE and $3.78 per BOE during the three and nine months ended September 30, 2013, respectively. Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves. During the three and nine months ended September 30, 2014, the Fund recorded workover expense of $20 thousand and $0.2 million, respectively, principally related to the Carrera Project.  Workover expense of $0.1 million during each of the three and nine months ended September 30, 2013 related primarily to the Liberty and Carrera projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Insurance expense	$53	$24	$105	$101
Accounting and professional fees	31	26	92	110
Other	-	-	3	4
	$84	$50	$200	$215

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2014 were $6.0 million, primarily related to revenue received of $9.3 million, partially offset by management fees of $1.5 million, operating expenses paid of $1.0 million, workover expense paid of $0.4 million and general and administrative expenses paid of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2013 were $7.7 million, primarily related to revenue received of $10.8 million, partially offset by management fees of $1.5 million, operating expenses paid of $0.9 million, workover expenses paid of $0.4 million, and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2014 were $3.5 million, related to capital expenditures for oil and gas properties of $3.1 million and investments in salvage fund of $0.4 million.

Cash flows used in investing activities for the nine months ended September 30, 2013 were $1.5 million, related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2014 were $4.2 million, related to manager and shareholder distributions totaling $5.0 million, partially offset by proceeds from long-term borrowings of $0.8 million.

Cash flows used in financing activities for the nine months ended September 30, 2013 were $5.2 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2014, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $11.0 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of an additional well beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $15.8 million, of which $5.5 million is expected to be spent during the next twelve months. These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $3.2 million and projected interest costs of $2.3 million for the Beta Project, exceed available working capital and salvage fund by $7.2 million at September 30, 2014.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $8.8 million, of which the Fund has borrowed $0.8 million at September 30, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See “Credit Agreement” below for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $8.8 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of September 30, 2014, the Fund had borrowed $0.8 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.   See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist at September 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY T FUND, LLC
Dated:	October 21, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 21, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)