Form 10-Q
period 2015-03-31
RIDGEWOOD ENERGY T FUND LLC
filed 2015-04-27
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of April 27, 2015 the Fund had 971.6054 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,144	$7,065
Production receivable	363	752
Other current assets	56	109
Total current assets	7,563	7,926
Salvage fund	1,693	1,693
Other assets	361	394
Oil and gas properties:
Proved properties	43,961	49,193
Equipment and facilities - in progress	5,408	4,934
Less: accumulated depletion, depreciation and amortization	(39,772)	(44,750)
Total oil and gas properties, net	9,597	9,377
Total assets	$19,214	$19,390

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,123	$1,455
Accrued expenses	35	35
Total current liabilities	1,158	1,490
Long-term borrowings	2,900	1,800
Asset retirement obligations	1,585	1,585
Other liabilities	92	48
Total liabilities	5,735	4,923
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(8,203)	(8,103)
Retained earnings	6,770	6,784
Manager's total	(1,433)	(1,319)
Shareholders:
Capital contributions (1,000 shares authorized;
971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(48,996)	(48,429)
Accumulated deficit	(63,631)	(63,324)
Shareholders' total	14,912	15,786
Total members' capital	13,479	14,467
Total liabilities and members' capital	$19,214	$19,390

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue
Oil and gas revenue	$884	$3,160

Expenses
Depletion, depreciation and amortization	241	305
Management fees to affiliate (Note 2)	443	509
Operating expenses	434	582
General and administrative expenses	89	59
Total expenses	1,207	1,455
(Loss) income from operations	(323)	1,705
Interest income	2	3
Net (loss) income	$(321)	$1,708

Manager Interest
Net (loss) income	$(14)	$301

Shareholder Interest
Net (loss) income	$(307)	$1,407
Net (loss) income per share	$(315)	$1,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(321)	$1,708
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and amortization	241	305
Changes in assets and liabilities:
Decrease (increase) in production receivable	389	(339)
Decrease in other current assets	53	21
(Decrease) increase in due to operators	(109)	262
Increase in accrued expenses	-	1
Net cash provided by operating activities	253	1,958

Cash flows from investing activities
Capital expenditures for oil and gas properties	(607)	(577)
Investments in salvage fund	-	(1)
Net cash used in investing activities	(607)	(578)

Cash flows from financing activities
Long-term borrowings	1,100	-
Distributions	(667)	(1,112)
Net cash provided by (used in) financing activities	433	(1,112)

Net increase in cash and cash equivalents	79	268
Cash and cash equivalents, beginning of period	7,065	8,636
Cash and cash equivalents, end of period	$7,144	$8,904

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$101

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2014 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”. At March 31, 2015 and December 31, 2014, $0.4 million of debt discounts and deferred financing costs were unamortized. Amortization expense was $33 thousand during each of the three months ended March 31, 2015 and 2014.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At March 31, 2015 and December 31, 2014, amounts recorded in due to operators totaling $0.5 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2015 and 2014 were $0.4 million and $0.5 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2015 and 2014 were $0.1 million and $0.2 million, respectively.

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

The Loan bears interest at 8% compounded annually and accrues only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020. The Loan may be prepaid by the Fund without premium or penalty.  As of March 31, 2015 and December 31, 2014, the Fund had borrowings of $2.9 million and $1.8 million, respectively, under the Credit Agreement.  During the three months ended March 31, 2015, interest costs of $44 thousand were capitalized and included on the balance sheet within “Oil and gas properties”. The Fund had no interest costs during the three months ended March 31, 2014.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at March 31, 2015 and December 31, 2014.

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

As of March 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $12.1 million (which include asset retirement obligations for the Fund’s projects of $3.1 million and projected interest costs of $2.2 million for the Beta Project), of which $5.8 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $4.0 million at March 31, 2015.  The Fund has entered into a credit agreement to provide capital for the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2014 Annual Report on Form 10-K.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2015	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$8,784	$19,079	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.

Producing Properties

Cobalt Project	4.0%	$1,894	$2,018	Production commenced in 2009. Recompletions are planned for third quarter 2015 and fourth quarter 2016.
Eugene Island 346/347 wells #1 & #2	10.0%	$8,395	$8,960	Production commenced in 2008. Wells are currently producing at nominal rates. Recompletion is planned for 2016.
Liberty Project	3.0%	$4,512	$4,932	Production commenced in 2010. Recompletion is planned for 2016.
West Cameron 75	20.0%	$25,112	$25,324	Production commenced in 2007.

Fully Depleted
Carrera Project	3.0%	$4,870	$5,260	Production commenced in 2011. Well reached the end of its productive life in fourth quarter 2014.

West Cameron 76 #12	11.24%	$5,343	$5,399	Production commenced in 2008. Well reached the end of its productive life in second quarter 2014.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2015	2014
Revenue	(in thousands)
Oil and gas revenue	$884	$3,160

Expenses
Depletion, depreciation and amortization	241	305
Management fees to affiliate	443	509
Operating expenses	434	582
General and administrative expenses	89	59
Total expenses	1,207	1,455
(Loss) income from operations	(323)	1,705
Interest income	2	3
Net (loss) income	$(321)	$1,708

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2015	2014
Number of wells producing	5	6
Total number of production days	296	437
Oil sales (in thousands of barrels)	5	7
Average oil price per barrel	$44	$99
Gas sales (in thousands of mcfs)	236	486
Average gas price per mcf	$2.57	$4.96

The decreases noted in the overview table were attributable to West Cameron 76 #12, which reached the end of its productive life in second quarter 2014 and West Cameron 75, which experienced natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2015 was $0.9 million, a decrease of $2.3 million from the three months ended March 31, 2014.  The decrease was attributable to decreased sales volume totaling $1.5 million, coupled with decreased oil and gas prices totaling $0.8 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2015 was $0.2 million, a decrease of $0.1 million from the three months ended March 31, 2014.  The decrease resulted from a decrease in production volumes totaling $0.2 million, partially offset by an increase in average depletion rates totaling $0.1 million.  The increase in average depletion rates was primarily attributable to decreases in reserve estimates, principally related to West Cameron 75.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2015 and 2014 were $0.4 million and $0.5 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2015	2014
	(in thousands)
Lease operating expense	$388	$336
Workover expense	46	235
Dry-hole costs	-	8
Geological costs	-	3
	$434	$582

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”. The average production cost was $8.76 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2015, compared to $3.82 per BOE during the three months ended March 31, 2014.  Workover expense represents costs to restore or stimulate production of existing reserves.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2015	2014
	(in thousands)
Insurance expense	$55	$26
Accounting and professional fees	32	32
Other	2	1
	$89	$59

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2015 were $0.3 million, related to revenue received of $1.3 million, partially offset by operating expenses paid of $0.5 million and management fees of $0.4 million.

Cash flows provided by operating activities for the three months ended March 31, 2014 were $2.0 million, related to revenue received of $2.8 million, partially offset by management fees of $0.5 million and operating expenses paid of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2015 were $0.6 million, related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2014 were $0.6 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows provided by financing activities for the three months ended March 31, 2015 were $0.4 million, related to proceeds from long-term borrowings of $1.1 million, partially offset by manager and shareholder distributions totaling $0.7 million.

Cash flows used in financing activities for the three months ended March 31, 2014 were $1.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2015, the Fund had one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $10.3 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure.  See “Liquidity Needs” below for additional information.

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund could invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties. Such needs are funded utilizing operating income, existing cash on-hand and borrowings.

As of March 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $12.1 million (which include asset retirement obligations for the Fund’s projects of $3.1 million and projected interest costs of $2.2 million for the Beta Project), of which $5.8 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $4.0 million at March 31, 2015. The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

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

Credit Agreement
The Fund has entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $8.8 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of March 31, 2015 and December 31, 2014, the Fund had borrowed $2.9 million and $1.8 million, respectively, under the Credit Agreement.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                   CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY T FUND, LLC
Dated:	April 27, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 27, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)