Form 10-Q
period 2015-09-30
RIDGEWOOD ENERGY T FUND LLC
filed 2015-11-03
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
 Yes ☐     No ☒

As of November 3, 2015 the Fund had 971.6054 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,566	$7,065
Salvage fund	711	-
Production receivable	167	752
Other current assets	-	109
Total current assets	6,444	7,926
Salvage fund	1,122	1,693
Other assets	296	394
Oil and gas properties:
Proved properties	51,478	54,127
Less: accumulated depletion and amortization	(40,038)	(44,750)
Total oil and gas properties, net	11,440	9,377
Total assets	$19,302	$19,390

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,579	$1,455
Accrued expenses	205	35
Asset retirement obligations	711	-
Total current liabilities	2,495	1,490
Long-term borrowings	2,900	1,800
Asset retirement obligations	1,399	1,585
Other liabilities	103	48
Total liabilities	6,897	4,923
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(8,219)	(8,103)
Retained earnings	6,710	6,784
Manager's total	(1,509)	(1,319)
Shareholders:
Capital contributions (1,000 shares authorized;
971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(49,086)	(48,429)
Accumulated deficit	(64,539)	(63,324)
Shareholders' total	13,914	15,786
Total members' capital	12,405	14,467
Total liabilities and members' capital	$19,302	$19,390

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Oil and gas revenue	$434	$2,889	$2,078	$9,066

Expenses
Depletion and amortization	78	462	766	1,403
Management fees to affiliate (Note 2)	443	474	1,329	1,491
Operating expenses	308	423	1,163	1,213
General and administrative expenses	40	35	114	113
Total expenses	869	1,394	3,372	4,220
(Loss) income from operations	(435)	1,495	(1,294)	4,846
Interest income	1	2	5	7
Net (loss) income	$(434)	$1,497	$(1,289)	$4,853

Manager Interest
Net (loss) income	$(55)	$290	$(74)	$927

Shareholder Interest
Net (loss) income	$(379)	$1,207	$(1,215)	$3,926
Net (loss) income per share	$(392)	$1,241	$(1,251)	$4,041

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(1,289)	$4,853
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	766	1,403
Accretion expense	88	-
Changes in assets and liabilities:
Decrease in production receivable	585	205
Decrease (increase) in other current assets	109	(118)
Decrease in due to operators	(47)	(304)
Increase in accrued expenses	61	2
Net cash provided by operating activities	273	6,041

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,959)	(3,095)
Investments in salvage fund	(140)	(383)
Net cash used in investing activities	(2,099)	(3,478)

Cash flows from financing activities
Long-term borrowings	1,100	800
Distributions	(773)	(5,018)
Net cash provided by (used in) financing activities	327	(4,218)

Net decrease in cash and cash equivalents	(1,499)	(1,655)
Cash and cash equivalents, beginning of period	7,065	8,636
Cash and cash equivalents, end of period	$5,566	$6,981

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$101

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”. At September 30, 2015 and December 31, 2014, $0.3 million and $0.4 million, respectively, of debt discounts and deferred financing costs were unamortized. Amortization expense was $33 thousand for each of the three months ended September 30, 2015 and 2014.  Amortization expense was $0.1 million for each of the nine months ended September 30, 2015 and 2014.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At September 30, 2015 and December 31, 2014, amounts recorded in due to operators totaling $0.9 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.  During the nine months ended September 30, 2015, the Fund recorded $0.3 million of depletion expense related to adjustments to asset retirement obligations for fully depleted properties.

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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Fund will not early adopt this new guidance and it will not have a significant impact on the Fund’s financial statements.

2.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and nine months ended September 30, 2015 were $0.4 million and $1.3 million, respectively.  Management fees for the three and nine months ended September 30, 2014 were $0.5 million and $1.5 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three and nine months ended September 30, 2015 were $16 thousand and $0.1 million, respectively.  Distributions paid to the Manager for the three and nine months ended September 30, 2014 were $0.3 million and $0.8 million, respectively.

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

The Loan bears interest at 8% compounded annually and accrues only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020. The Loan may be prepaid by the Fund without premium or penalty.  As of September 30, 2015 and December 31, 2014, the Fund had borrowings of $2.9 million and $1.8 million, respectively, under the Credit Agreement.  As of September 30, 2015 and December 31, 2014, interest costs of $0.2 million and $48 thousand, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”.  Such amounts are accrued on the balance sheet within “Accrued expenses” and “Other liabilities” at September 30, 2015 and “Other liabilities” at December 31, 2014.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at September 30, 2015 and December 31, 2014.

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

As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $9.9 million (which include asset retirement obligations for the Fund’s projects of $3.1 million and projected interest costs of $0.4 million for the Beta Project), of which $4.9 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $4.1 million at September 30, 2015.  The Fund has entered into a credit agreement to provide capital for the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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
		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2015	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.0%	$10,652	$18,172	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Cobalt Project	4.0%	$1,894	$1,997	Production commenced in 2009. Recompletions are planned for 2016.
Eugene Island 346/347 wells #1 & #2	10.0%	$8,395	$9,053	Production commenced in 2008. Wells are currently shut-in. Recompletion options are under evaluation. A recompletion is currently planned for second quarter 2016.
Liberty Project	3.0%	$4,509	$5,200
Production commenced in 2010.  Well was shut-in on October 4, 2015 for routine maintenance at a third-party gas plant.  During the maintenance activities, a tank fire occurred at the gas plant.  The Fund does not own a working interest in the gas plant.  Well is expected to be shut-in for the remainder of the year.  Recompletion is planned for 2016.

West Cameron 75	20.0%	$25,112	$25,266	Production commenced in 2007.
Fully Depleted Properties
Carrera Project	3.0%	$4,869	$5,566	Production commenced in 2011. Well reached the end of its productive life in fourth quarter 2014.
West Cameron 76 #12	11.24%	$5,343	$5,401	Production commenced in 2008. Well reached the end of its productive life in second quarter 2014.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	(in thousands)
Oil and gas revenue	$434	$2,889	$2,078	$9,066

Expenses
Depletion and amortization	78	462	766	1,403
Management fees to affiliate	443	474	1,329	1,491
Operating expenses	308	423	1,163	1,213
General and administrative expenses	40	35	114	113
Total expenses	869	1,394	3,372	4,220
(Loss) income from operations	(435)	1,495	(1,294)	4,846
Interest income	1	2	5	7
Net (loss) income	$(434)	$1,497	$(1,289)	$4,853

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Number of wells producing	3	6	5	7
Total number of production days	268	444	888	1,286
Oil sales (in thousands of barrels)	4	11	15	29
Average oil price per barrel	$43	$95	$49	$98
Gas sales (in thousands of mcfs)	107	427	544	1,403
Average gas price per mcf	$2.28	$3.83	$2.37	$4.39

The decreases noted in the overview table were attributable to the Carrera Project and West Cameron 76 #12, which reached the end of their productive lives in fourth quarter 2014 and second quarter 2014, respectively, Eugene Island 346/347 wells #1 and #2, which were shut-in during third quarter 2015 and to West Cameron 75, which experienced natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2015 was $0.4 million, a decrease of $2.5 million from the three months ended September 30, 2014.  The decrease was attributable to decreased sales volume totaling $2.0 million coupled with decreased oil and gas prices totaling $0.4 million.  Oil and gas revenue for the nine months ended September 30, 2015 was $2.1 million, a decrease of $7.0 million from the nine months ended September 30, 2014.  The decrease was attributable to decreased sales volume totaling $5.2 million coupled with decreased oil and gas prices totaling $1.8 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2015 was $0.1 million, a decrease of $0.4 million from the three months ended September 30, 2014.  The decrease resulted primarily from a decrease in production volumes.  Depletion and amortization for the nine months ended September 30, 2015 was $0.8 million, a decrease of $0.6 million from the nine months ended September 30, 2014.  The decrease resulted from a decrease in production volumes totaling $0.8 million coupled with a decrease in average depletion rates totaling $0.1 million, partially offset by adjustments to asset retirement obligations of $0.3 million, related to the Carrera Project and West Cameron 76 #12.  The decrease in average depletion rates was primarily attributable to the Carrera Project, which reached the end of its productive life in fourth quarter 2014, partially offset by an increase in the West Cameron 75 depletion rate, which was attributable to decreases in reserve estimates.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for the three months ended September 30, 2015 and 2014 were $0.4 million and $0.5 million, respectively.  Management fees for the nine months ended September 30, 2015 and 2014 were $1.3 million and $1.5 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Lease operating expense	$231	$348	$840	$865
Insurance expense	70	49	182	87
Accretion expense	-	-	88	-
Workover expense and other	7	26	53	261
	$308	$423	$1,163	$1,213

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”. The average production cost was $11.56 per barrel of oil equivalent (“BOE”) and $9.05 per BOE during the three and nine months ended September 30, 2015, respectively, compared to $4.26 per BOE and $3.29 per BOE during the three and nine months ended September 30, 2014, respectively.  The increases are primarily attributable to ongoing costs for wells that are no longer producing.   Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling.  Insurance expense related to operating wells has been reclassified from “General and administrative expense” in prior year to “Operating expense” to correct prior period presentation.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.  Workover expense represents costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2015 were $0.3 million, related to revenue received of $2.7 million, partially offset by management fees of $1.3 million and operating expenses paid of $1.0 million.

Cash flows provided by operating activities for the nine months ended September 30, 2014 were $6.0 million, related to revenue received of $9.3 million, partially offset by management fees of $1.5 million, operating expenses paid of $1.0 million, workover expense paid of $0.4 million and general and administrative expenses paid of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2015 were $2.1 million, related to capital expenditures for oil and gas properties of $2.0 million and investments in salvage fund of $0.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2014 were $3.5 million, related to capital expenditures for oil and gas properties of $3.1 million and investments in salvage fund of $0.4 million.

Financing Cash Flows
Cash flows provided by financing activities for the nine months ended September 30, 2015 were $0.3 million, related to proceeds from long-term borrowings of $1.1 million, partially offset by manager and shareholder distributions totaling $0.8 million.

Cash flows used in financing activities for the nine months ended September 30, 2014 were $4.2 million, related to manager and shareholder distributions totaling $5.0 million, partially offset by proceeds from long-term borrowings of $0.8 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2015, the Fund had one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $7.5 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure.  See “Liquidity Needs” below for additional information.

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

As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $9.9 million (which include asset retirement obligations for the Fund’s projects of $3.1 million and projected interest costs of $0.4 million for the Beta Project), of which $4.9 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $4.1 million at September 30, 2015. The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

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

Credit Agreement
The Fund has entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $8.8 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of September 30, 2015 and December 31, 2014, the Fund had borrowed $2.9 million and $1.8 million, respectively, under the Credit Agreement.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Fund will not early adopt this new guidance and it will not have a significant impact on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY T FUND, LLC
Dated:	November 3, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 3, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)