Form 10-Q
period 2017-09-30
RIDGEWOOD ENERGY T FUND LLC
filed 2017-11-09
CIK 1364397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☒

As of November 9, 2017 there were 971.6054 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,950	$3,617
Salvage fund	93	398
Production receivable	292	532
Other current assets	86	138
Total current assets	3,421	4,685
Salvage fund	1,310	1,083
Oil and gas properties:
Proved properties	57,734	55,827
Less: accumulated depletion and amortization	(44,159)	(41,448)
Total oil and gas properties, net	13,575	14,379
Total assets	$18,306	$20,147

Liabilities and Members' Capital
Current liabilities:
Due to operators	$691	$660
Accrued expenses	225	560
Current portion of long-term borrowings	1,414	703
Asset retirement obligations	93	398
Total current liabilities	2,423	2,321
Long-term borrowings	5,688	6,301
Asset retirement obligations	1,630	1,591
Other liabilities	40	40
Total liabilities	9,781	10,253
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(8,219)	(8,219)
Retained earnings	6,806	6,574
Manager's total	(1,413)	(1,645)
Shareholders:
Capital contributions (1,000 shares authorized;
971.6054 issued and outstanding)	144,529	144,529
Syndication costs	(16,990)	(16,990)
Distributions	(49,085)	(49,085)
Accumulated deficit	(68,516)	(66,915)
Shareholders' total	9,938	11,539
Total members' capital	8,525	9,894
Total liabilities and members' capital	$18,306	$20,147

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Oil and gas revenue	$962	$402	$3,521	$802
Expenses
Depletion and amortization	394	202	2,522	270
Impairment of oil and gas properties	-	-	-	25
Management fees to affiliate (Note 2)	223	188	671	754
Operating expenses	349	302	1,009	521
General and administrative expenses	42	41	131	113
Total expenses	1,008	733	4,333	1,683
Loss from operations	(46)	(331)	(812)	(881)
Interest expense, net	(187)	(102)	(557)	(100)
Net loss	$(233)	$(433)	$(1,369)	$(981)

Manager Interest
Net income (loss)	$48	$(22)	$232	$(93)

Shareholder Interest
Net loss	$(281)	$(411)	$(1,601)	$(888)
Net loss per share	$(289)	$(423)	$(1,647)	$(914)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY T FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,369)	$(981)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	2,522	270
Impairment of oil and gas properties	-	25
Accretion expense	37	-
Amortization of debt discounts and deferred financing costs	98	33
Changes in assets and liabilities:
Decrease (increase) in production receivable	240	(153)
Decrease (increase) in other current assets	52	(75)
Decrease in due to operators	(21)	(235)
(Decrease) increase in accrued expenses	(23)	94
Settlement of asset retirement obligation	(122)	-
Net cash provided by (used in) operating activities	1,414	(1,022)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,159)	(1,517)
Decrease in salvage fund	78	-
Net cash used in investing activities	(2,081)	(1,517)

Cash flows from financing activities
Long-term borrowings	-	550
Net cash provided by financing activities	-	550

Net decrease in cash and cash equivalents	(667)	(1,989)
Cash and cash equivalents, beginning of period	3,617	2,516
Cash and cash equivalents, end of period	$2,950	$527

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$485	$-

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$467	$254

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

Summary of Significant Accounting Policies
The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report.  There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2017.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  Upon the determination that a property is either proved or dry, a retirement obligation is incurred.  The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  At least bi-annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary.  The following table presents changes in asset retirement obligations during the nine months ended September 30, 2017 and 2016.

	2017	2016
	(in thousands)
Balance, beginning of period	$1,989	$2,514
Liabilities incurred	2	-
Liabilities settled	(122)	-
Accretion expense	37	-
Revision of estimates	(183)	-
Balance, end of period	$1,723	$2,514

During the nine months ended September 30, 2017, the Fund recorded credits to depletion expense totaling $0.2 million related to an adjustment to the asset retirement obligation for a fully depleted property.  The Fund maintains a salvage fund to provide for the funding of asset retirement obligations.

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

Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties.  There were no impairments of oil and gas properties during the three and nine months ended September 30, 2017 and during the three months ended September 30, 2016.  During the nine months ended September 30, 2016, the Fund recorded impairments of oil and gas properties of $25 thousand, which represented the carrying value of Eugene Island 346/347.  The impairment was primarily attributable to declines in future oil and natural gas prices.  If oil and natural gas prices decline, even if only for a short period of time, it is possible that additional impairments of oil and gas properties will occur.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance.  The accounting guidance may be applied either retrospectively or through the use of a modified-retrospective method. The Fund has substantially completed the evaluation of the accounting guidance and currently expects the adoption of the accounting guidance will not have a material impact on the Fund’s financial statements. Under the new accounting guidance, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with its current revenue recognition model.  The Fund will adopt the new accounting guidance using the modified retrospective method at the date of adoption, which is January 1, 2018.  Although the Fund has not identified changes to its revenue recognition that would result in a material cumulative effect adjustment to retained earnings on January 1, 2018, the Fund expects the adoption of the accounting guidance will result in enhanced disclosures related to revenue recognition policies, the Fund’s performance obligations and significant judgments used in applying the new revenue recognition accounting guidance.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.  Management fees during the three and nine months ended September 30, 2017 were $0.2 million and $0.7 million, respectively.  Management fees during the three and nine months ended September 30, 2016 were $0.2 million and $0.8 million, respectively.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the three and nine months ended September 30, 2017 and 2016.

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

3.	Credit Agreement – Beta Project Financing

As of September 30, 2017 and December 31, 2016, the Fund had borrowings of $7.1 million under the credit agreement.  The loan bears interest at 8% compounded annually.  Principal and interest are repaid at the lesser of the Monthly Fixed Amount or the Debt Service Cap amount, as defined in the credit agreement, until the loan is repaid in full, in no event later than December 31, 2020.  The loan may be prepaid by the Fund without premium or penalty. As of December 31, 2016, in accordance with the terms of the credit agreement, there are no additional borrowings available to the Fund. On September 15, 2017, the Fund and other participating funds managed by the Manager, entered into the second amendment to the credit agreement (“Second Amendment”). The Second Amendment principally amended the definition of net revenues, which is the basis for the calculation of the Debt Service Cap amount.

Unamortized debt discounts and deferred financing costs of $33 thousand as of September 30, 2017 and $0.1 million as of December 31, 2016 are presented as a reduction of “Long-term borrowings” on the balance sheets.  Amortization expense during the three and nine months ended September 30, 2017 of $33 thousand and $0.1 million, respectively, and amortization expense during the three months ended September 30, 2016 of $33 thousand were expensed and included on the statements of operations within “Interest expense, net”. Amortization expense during the nine months ended September 30, 2016 of $66 thousand was capitalized and included on the balance sheet within “Oil and gas properties”.

As of September 30, 2017 and December 31, 2016, accrued interest costs of $0.2 million and $0.5 million, respectively, were included on the balance sheets within “Accrued expenses”.  Interest costs incurred during the three and nine months ended September 30, 2017 of $0.2 million and $0.5 million, respectively, and interest costs incurred during the three months ended September 30, 2016 of $0.1 million were expensed and included on the statements of operations within “Interest expense, net”.  Interest costs incurred during the nine months ended September 30, 2016 of $0.1 million were capitalized and included on the balance sheet within “Oil and gas properties”.  During the nine months ended September 30, 2017, the Fund made payments on the loan of $0.3 million, which related to capitalized interest costs.

As additional consideration to the lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the lenders.  Such ORRI will not accrue or become payable to the lenders until after the loan is repaid in full.  The credit agreement contains customary covenants, with which the Fund was in compliance as of September 30, 2017 and December 31, 2016.

4.	Commitments and Contingencies

Capital Commitments
As of September 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $4.0 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $1.3 million is expected to be spent during the next twelve months primarily related to the additional development costs for the Beta Project.  As a result of continued development of the Beta Project, the Fund has experienced negative cash flows for the nine months ended September 30, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  As of September 30, 2017 and December 31, 2016, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years.  The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a sustained lower commodity price environment, the Fund continued to advance the development of the Beta Project, which commenced production during the second half of 2016. The Fund has suspended distributions and continues to conserve cash to provide for the continued development of the Beta Project.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2017 and 2016 and the effect of such average prices on the Fund’s results of operations.  If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2017	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.0%	$16,689	$19,069
The Beta Project is expected to include the development of five wells. Wells #1 and #2 commenced production during third quarter 2016 and fourth quarter 2016, respectively. Wells #3 and #4 commenced production during second quarter 2017 and third quarter 2017, respectively. Well #5 began drilling in third quarter 2017 and is expected to commence production in first quarter 2018. The Fund expects to spend $1.5 million for additional development costs and $0.9 million for asset retirement obligations.

Cobalt Project	4.0%	$1,894	$1,985
The Cobalt Project, a single-well project, commenced production in 2009.  Recompletions are planned for 2018 at estimated total costs of $36 thousand.  The Fund expects to spend $55 thousand for asset retirement obligations.

Eugene Island 346/347	10.0%	$8,395	$9,003
Eugene Island 346/347 consists of two wells, which commenced production in 2008. Both wells are producing at nominal rates and nearing the end of their productive lives. The Fund expects to spend $0.6 million for asset retirement obligations.

Liberty Project	3.0%	$4,506	$5,167
The Liberty Project, a single-well project, commenced production in 2010. After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016. The well was shut-in again in late-June 2017 due to gas dehydration unit work, resuming production in late-September 2017. The operator is currently flowing the well's current zone together with the behind-pipe zone at no cost to the Fund. The Fund expects to spend $0.7 million for asset retirement obligations.

West Cameron 75	20.0%	$25,112	$25,266
West Cameron 75, a single-well project, commenced production in 2007. The well is producing at nominal rates and nearing the end of its productive life. The Fund expects to spend $0.2 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2017 and 2016, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	(in thousands)
Oil and gas revenue	$962	$402	$3,521	$802
Expenses
Depletion and amortization	394	202	2,522	270
Impairment of oil and gas properties	-	-	-	25
Management fees to affiliate	223	188	671	754
Operating expenses	349	302	1,009	521
General and administrative expenses	42	41	131	113
Total expenses	1,008	733	4,333	1,683
Loss from operations	(46)	(331)	(812)	(881)
Interest expense, net	(187)	(102)	(557)	(100)
Net loss	$(233)	$(433)	$(1,369)	$(981)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2017 and 2016.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Number of wells producing	8	6	9	6
Total number of production days	472	341	1,479	863
Oil sales (in thousands of barrels)	18	7	60	11
Average oil price per barrel	$43	$39	$44	$39
Gas sales (in thousands of mcfs)	69	60	291	188
Average gas price per mcf	$2.96	$2.34	$2.90	$1.84

The increases in the above table were primarily related to the commencement of production of four wells in the Beta Project, two wells during the second half of 2016 and two wells during 2017, partially offset by the Liberty Project, which was shut-in during the majority of third quarter 2017.  See additional discussion in “Business Update” section above.

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

Oil and gas revenue during the three months ended September 30, 2017 was $1.0 million, an increase of $0.6 million from the three months ended September 30, 2016.  The increase was attributable to increased sales volume totaling $0.4 million coupled with increased oil and gas prices totaling $0.1 million.

Oil and gas revenue during the nine months ended September 30, 2017 was $3.5 million, an increase of $2.7 million from the nine months ended September 30, 2016.  The increase was attributable to increased sales volume totaling $2.0 million coupled with increased oil and gas prices totaling $0.6 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended September 30, 2017 was $0.4 million, an increase of $0.2 million from the three months ended September 30, 2016.  The increase was primarily attributable to an increase in production volumes.

Depletion and amortization during the nine months ended September 30, 2017 was $2.5 million, an increase of $2.3 million from the nine months ended September 30, 2016.  The increase was attributable to an increase in the average depletion rate totaling $2.0 million coupled with an increase in production volumes totaling $0.4 million, partially offset by an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.2 million.  The increase in the average depletion rate was primarily attributable to the onset of production of the Beta Project.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Impairment of Oil and Gas Properties.  The Fund did not record any impairments of oil and gas properties during the three and nine months ended September 30, 2017 and during the three months ended September 30, 2016.  During the nine months ended September 30, 2016, the Fund recorded impairments of oil and gas properties of $25 thousand, related to Eugene Island 346/347, which was primarily attributable to declines in future oil and gas prices.

Management Fees to Affiliate.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.  Such fee may be temporarily waived by the Manager to accommodate the Fund’s short-term capital commitments.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Lease operating expense	$278	$234	$809	$417
Insurance expense	44	52	108	67
Transportation and processing expense	12	-	28	-
Workover expense	-	13	16	47
Accretion expense and other	15	3	48	(10)
	$349	$302	$1,009	$521

Lease operating expense and transportation and processing expense, relates to the Fund’s producing properties.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Workover expense represents costs to restore or stimulate production of existing reserves.  Accretion expense relates to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense, insurance expense and transportation and processing expense, was $11.30 per barrel of oil equivalent (“BOE”) and $8.71 per BOE during the three and nine months ended September 30, 2017, respectively, compared to $16.84 per BOE and $11.42 per BOE during the three and nine months ended September 30, 2016, respectively.  The decreases were primarily attributable to the Beta Project, which had lower cost per BOE in 2017, partially offset by the ongoing costs for West Cameron 75, which is experiencing natural declines in production.  The Beta project, which commenced production in third quarter 2016, has lower cost per BOE as compared to other projects due to the processing of production through its standalone facility.  The production costs per BOE may decline over time as throughput increases from the project or other projects expected to tie-in to the facility.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest Expense, Net.  Interest expense, net is comprised of interest expense and amortization of debt discounts and deferred financing costs related to the Fund’s long-term borrowings (see “Liquidity Needs” below for additional information), and interest income earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the nine months ended September 30, 2017 were $1.4 million, related to revenue received of $3.8 million, partially offset by operating expenses of $1.4 million, management fees of $0.7 million, general and administrative expenses of $0.1 million and the settlement of an asset retirement obligation of $0.1 million.

Cash flows used in operating activities during the nine months ended September 30, 2016 were $1.0 million, related to management fees of $0.8 million, operating expenses of $0.8 million and general and administrative expenses of $0.1 million, partially offset by revenue received of $0.6 million.

Investing Cash Flows
Cash flows used in investing activities during the nine months ended September 30, 2017 were $2.1 million, related to capital expenditures for oil and gas properties of $2.2 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities during the nine months ended September 30, 2016 were $1.5 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
There were no cash flows from financing activities during the nine months ended September 30, 2017.

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

As of September 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $4.0 million (which include asset retirement obligations for the Fund’s projects of $2.5 million), of which $1.3 million is expected to be spent during the next twelve months primarily related to the additional development costs for the Beta Project.  As a result of continued development of the Beta Project, the Fund has experienced negative cash flows for the nine months ended September 30, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.  Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily waive all or a portion of the management fee as well as provide short-term financing to accommodate the Fund’s short-term commitments if needed.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016 and September 15, 2017, the “Credit Agreement”) to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.   As of September 30, 2017 and December 31, 2016, the Fund had borrowed $7.1 million under the Credit Agreement.  As of December 31, 2016, in accordance with the terms of the Credit Agreement, there are no additional borrowings available to the Fund.

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

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control.  Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement.  The Fund believes it is in compliance with all covenants under the Credit Agreement as of September 30, 2017 and December 31, 2016.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2017 and December 31, 2016, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

10.3
Second Amendment to Credit Agreement and Reaffirmation of Waiver dated September 15, 2017 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto
Filed herewith

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

RIDGEWOOD ENERGY T FUND, LLC

Dated:	November 9, 2017	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2017	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)